Form 10-Q
period 1996-06-30
FIRST WASHINGTON REALTY TRUST INC
filed 1996-08-14
CIK 926861

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C. 20549


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


               For the period ended June 30, 1996


                 Commission File Number 0-25230



              First Washington Realty Trust, Inc.
     (Exact name of registrant as specified in its charter)



Maryland                                               52-1879972
_________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                identification no.)



4350 East-West Highway, Suite 400 Bethesda, MD              20814
_________________________________________________________________
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code (301) 907-7800


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No


       $.01 par value, outstanding as of August 13, 1996:


                3,285,117 Shares of Common Stock

              FIRST WASHINGTON REALTY TRUST, INC.
                           FORM 10-Q

                             INDEX






Part I:   Financial Information                                Page


Item 1.   Consolidated Balance Sheets as of June 30, 1996         1
          (unaudited) and December 31, 1995


          Consolidated Statements of Operations (unaudited)       2
          for the three months and six months ended
          June 30, 1996 and 1995


          Consolidated Statements of Cash Flows (unaudited)       3
          for the six months ended June 30, 1996 and 1995


          Notes to Consolidated Financial Statements              4


Item 2.   Management's Discussion and Analysis of Financial      10
          Condition and Results of Operations


Part II:  Other Information


Item 6.   Exhibits and Reports on Form 8-K                       14


Signatures                                                       23

      FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share data)
                          ____________

                                                      June 30,  December 31,
                                                       1996         1995
                                                    (unaudited)

                             ASSETS
Rental properties:
 Land                                                  $56,501    $42,420
 Buildings and improvements                            227,650    185,672
                                                       284,151    228,092
Accumulated depreciation                              (26,357)   (22,775)
 Rental properties, net                                257,794    205,317

Cash and equivalents                                     1,459      7,806
Tenant receivables, net                                  4,481      3,214
Deferred financing costs, net                            5,150      5,690
Other assets                                              5,701     5,378

      Total assets                                    $274,585   $227,405

              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
 Mortgage notes payable                               $160,363   $116,182
 Debentures                                             25,000     25,000
 Accounts payable and accrued expenses                   4,484      4,059

      Total liabilities                                189,847    145,241

Minority interest                                       13,009     11,088

Stockholders equity:
 Common stock $.01 par value, 90,000,000 shares
  authorized; 3,200,837 and 3,189,549 shares
  issued and outstanding, respectively                      32         32
 Convertible preferred stock $.01 par value, 3,750,000
  shares designated; 2,314,189 issued and outstanding       23         23
 Additional paid-in capital                             86,102     80,699
 Accumulated distributions in excess of earnings      (14,428)    (9,678)

      Total stockholders' equity                        71,729     71,076

      Total liabilities and stockholders' equity      $274,585   $227,405

The accompanying notes are an integral part of these consolidated financial statements.

      FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share data)
                          (unaudited)

                          ____________

                                 For three months ended   For six months ended
                                         June 30,                June 30,
                                       1996     1995          1996     1995
Revenues:
  Minimum rents                      $7,920   $5,246       $15,018  $10,445
  Percentage rents                      199       91           394      181
  Tenant reimbursements               1,718      987         3,273    1,931
  Other income                          401      284           914      531
      Total revenues                 10,238    6,608        19,599   13,088

Expenses:
  Property operating and
   maintenance                        2,451    1,638         4,992    3,237
  General and administrative          1,114      228         1,700      415
  Interest                            3,711    2,700         7,026    5,250
  Depreciation and amortization       2,008    1,344         3,744    2,629
      Total expenses                  9,284    5,910        17,462   11,531

Income before income from
  Management Affiliate, minority
  interest and distributions to
  Preferred Stockholders                954      698         2,137    1,557

Income from Management Affiliate         30      220             7      340

Income before minority interest
  and distributions to Preferred
  Stockholders                          984      918         2,144    1,897

(Income) loss allocated to
  minority interest                   (126)      476         (298)      131

Income before distributions to
  Preferred Stockholders                858    1,394         1,846    2,028

Distributions to Preferred
  Stockholders                      (1,410)  (1,170)       (2,820)  (2,340)

Net Income (loss) allocated to
 Common Stockholders                 ($552)     $224        ($974)   ($312)

Net Income (loss) per Common
  Share                             ($0.17)    $0.14       ($0.30)  ($0.20)

Shares of Common Stock,
  in thousands                        3,201    1,574        3,196    1,574
Distributions per share             $0.4875  $0.4875      $0.9750  $0.9750

The accompanying notes are an integral part of these consolidated financial statements.

      FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                          (unaudited)
                          ____________

                                                      For the six months ended
                                                              June 30,
                                                          1996        1995
Operating activities:
 Income before distributions to Preferred Stockholders  $1,846      $2,028
 Adjustment to reconcile net cash provided by operating
   activities:
  Income (loss) allocated to minority interest             298       (131)
  Depreciation and amortization                          3,744       2,629
  Amortization of deferred financing costs and loan
    discounts                                            1,165       1,157
  Equity in earnings of Management Affiliate               233          -
  Compensation paid or payable in company stock            743          -
  Provision for uncollectible accounts                     157        246
  Recognition of deferred rent                           (446)      (380)
  Net changes in:
     Tenant receivables                                  (978)      (183)
     Other assets                                        (719)    (1,428)
     Account payable and accrued expenses                (319)      (418)
       Net cash provided by operating activities         5,724      3,520

Investing activities:
 Additions to rental properties                        (1,675)      (759)
 Purchase of rental properties                        (38,962)   (13,851)
       Net cash used in investing activities          (40,637)   (14,610)

Financing activities:
 Proceeds from line of credit                            6,848          -
 Proceeds from mortgage notes                           29,615          -
 Proceeds from issuance of Common Stock                      -     25,738
 Cost of raising capital                                     -    (1,896)
 Repayment on mortgage notes                             (449)    (2,171)
 Additions to deferred financing costs                   (554)      (136)
 Repayments of Advances due Principals                       -      (447)
 Distributions paid to Preferred Stockholders          (2,821)    (2,340)
 Distributions paid to Common Stockholders             (3,115)    (1,536)
 Distributions paid to minority interest                 (958)      (766)
       Net cash provided by financing activities        28,566     16,446

 Net increase (decrease) in cash and equivalents       (6,347)      5,356
 Cash and equivalents, beginning of period               7,806      1,113
       Cash and equivalents, end of period              $1,459     $6,469

The accompanying notes are an integral part of these consolidated financial statements.

      FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           (dollars in thousands, except share data)
                          ____________


I.   Oganization and Business

          First Washington Realty Trust, Inc. and subsidiaries (collectively, the "Company") is the successor to substantially all of the interests of First Washington Management, Inc. ("FWM"), its affiliates and certain others in a portfolio of 14 retail and two multifamily properties owned by FWM and its affiliates (collectively, the "Existing Properties"), and six properties acquired from unrelated third parties (the "Acquisition Properties" and collectively, the "Properties") all located in the Mid-Atlantic region and the economic beneficiary of the related acquisition, property management, renovation and third-party businesses (together with the Existing Properties, the "FWM Group" or "Predecessor") through the issuance of 1,282,051 and 1,920,000 shares of Common and Convertible Preferred
     Stock, respectively, (the "Offering") of the Company.

          The Company, incorporated in Maryland in April 1994, is self-managed and self-administered and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its tax year ending December 31, 1994.

          On June 27, 1994, the Company completed a private placement offering (the "June 1994 Offering") of 1,920,000 shares of
     9.75% Series A Cumulative Participating Convertible Preferred Stock ("Preferred Stock") with a $0.01 par value per share and a liquidation preference of $25.00 per share, and 1,282,051 shares of $0.01 par value Common Stock. The June 1994 Offering price per share of Preferred Stock and Common Stock was $25.00 and $19.50, respectively, resulting in gross offering proceeds of $73.0 million.
     Net of Initial Purchaser's Discount/Placement Agent's fee and total estimated offering expenses, the Company received approximately
     $63.1 million in proceeds.

          Simultaneously with the June 1994 Offering, the Company was admitted as the sole general partner of First Washington
     Realty Limited Partnership (the "Operating Partnership").
     The transactions leading to the admittance of the Company into the Operating Partnership were as follows:

          The Operating Partnership was formed via the contribution of substantially all the assets of or interests in the FWM Properties by the owners, net of related mortgage indebtedness. In addition, certain of the Principals contributed a $4.0 million promissory note with no cost basis (the "FWM Note") due from First Washington Management, Inc. ("FWM"), operator of the related acquisition, property management, leasing and brokerage business, to the Company in exchange for 189,744 shares of Common Stock. The Company was admitted as the sole general partner of the Operating Partnership, receiving an approximate ownership interest of 83.5% in exchange for contributing the net June 1994 Offering proceeds and the FWM
          Note.

          The net proceeds of the June 1994 Offering, together with borrowings of $38.5 million under new mortgage loans collateralized by certain of the Properties and the issuance of $25.0 million of Exchangeable Debentures, were used to repay indebtedness of $68.1 million including approximately $3.1 million for prepaid interest and amortization, prepayment penalties and term extension fees; to purchase the Acquisition Properties at a cost of $51.9 million; to pay expenses in connection with the Formation Transactions of $6.5 million; and, to fund working capital. The original owners' interests in the properties were converted into 337,732 limited partnership units, including 2,564 units received by the Principals in connection with their contribution of all of the non-voting preferred stock entitled to 99% of the cash flow of FWM, which are exchangeable on a one-for-one basis for shares of the Company's common stock.

      FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           (dollars in thousands, except share data)
                          ____________





          Farallon Capital Management, Inc. ("Farallon"), a previously unrelated third party, along with certain of its affiliates were reimbursed approximately $1.1 million advanced in connection with their funding of certain expenses relating to the Offering and received 102,564 shares of Common Stock with a value of approximately $2.0 million based upon the June 1994 Offering price of $19.50 per share. The Common Stock issued was recorded at its fair value with a corresponding increase in costs of raising capital.

          The exchange of the Predecessor for interests in the Operating Partnership was accounted for as a reorganization of entities under common control. As such, these assets and liabilities were transferred and accounted for at historical cost in a manner similar to that in a pooling of interests.

          The Company's assets are held by, and all its operations conducted through, the Operating Partnership and FWM. As of June
     30, 1996, the Company and the Operating Partnership, including subsidiary partnerships, collectively owned 100% of the properties.
     Due to the Company's ability, as the general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated for financial reporting purposes. Subsequent to the admittance of the Company, allocation of net income to the limited partners of the Operating Partnership is based on their respective partnership interests and is reflected in the accompanying Consolidated Financial Statements as minority interests. Losses allocable to the limited partners in excess of their basis are allocated to the Common Stockholders as the limited partners have no requirement to fund losses.

          The Company's investment in the preferred stock of FWM is accounted for under the equity method of accounting. In addition to receiving fees under third-party management, leasing and brokerage agreements, FWM manages all properties owned by the Operating Partnership in exchange for a fee.

          On September 14, 1994, the Company filed a registration statement with the Securities and Exchange Commission to register shares issued or reserved for issuance pursuant to the June 1994 Offering. The registration statement was declared effective on December 15, 1994.

          On June 27, 1995, the Company completed a public offering of 1,450,000 shares of Common stock (the "June 1995 offering").
     The shares of stock were priced at $17.75 per share, resulting in gross offering proceeds of $25.7 million. The Company netted $23.0 million after deducting the underwriters discount and estimated offering expenses of $2.7 million.

          On July 27, 1995 an additional 78,393 shares of Common Stock were issued pursuant to the exercise of a portion of the underwriters over-allotment option. The Company received additional proceeds of $1.3 million net of the underwriters discount.

      FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           (dollars in thousands, except share data)
                          ____________


2.   Purchase of Rental Properties

          On June 1, 1995, the Company purchased the Festival at Woodholme Shopping Center located in Baltimore, Maryland for an approximate purchase price of $14.3 million. The acquisition was financed through the issuance of approximately 96,000 shares of Operating Partnership common units with a value of approximately $1.6 million and assumed mortgage indebtedness of $12.7 million.
     Concurrent with the closing, the Company made a $1.0 million mortgage curtailment. The mortgage bears interest at 9.6% per annum and is payable monthly based on a 28 year amortization schedule.
     The loan is due in April 2000. The center is anchored by Sutton Place Gourmet and Pier One Imports.

          On June 30, 1995, (effective July 1, 1995) the Company purchased four shopping centers located in Richmond, Virginia for an approximate purchase price of $20.3 million. The shopping centers are Glen Lea, anchored by Winn-Dixie Supermarket; Hanover
     Village, anchored by Farm Fresh Supermarket; Laburnum Square, anchored by Hannaford Brothers Supermarket; and Laburnum Park, anchored by Ukrops Supermarket. The acquisition was financed through the issuance of approximately 358,000 shares of Preferred Stock with a value of approximately $8.1 million, and cash of approximately $12.2 million.

          On October 12, 1995, the Company purchased Kenhorst Plaza Shopping Center in Reading, Pennsylvania for an approximate purchase price of $11.0 million. The center is anchored by Redner's Supermarket and Rite-Aid Drugs. The property was financed from the proceeds of the $14.2 million mortgage loan obtained from Lutheran Brotherhood using Glen Lea, Hanover Village, Laburnum Park and Laburnum Square as collateral.

          On November 15, 1995, the Company purchased Firstfield Shopping Center located in Gaithersburg, Maryland for an approximate price of $3.4 million. The acquisition was financed through the issuance of approximately 36,000 shares of Preferred Stock with a value of approximately $0.8 million, a seller provided purchase money note in the amount of approximately $2.5 million and $0.1 million cash.

          On January 4, 1996, the Company purchased two shopping centers, Stefko Boulevard Shopping Center, located in Bethlehem,
     Pennsylvania and 15th & Allen Shopping Center, located in Allentown, Pennsylvania, from one seller for an approximate purchase price of $9.3 million. The shopping centers are each anchored by Laneco Supermarket. The acquisition was financed through the issuance of approximately 121,000 Common Units with a value of approximately $2.2 million, mortgage indebtedness of approximately $6.1 million and $1.0 million cash. The mortgage loan bears interest at 7.745% per annum and is self amortizing over a 25 year period.

          On March 20, 1996, the Company purchased the Clopper's Mill Village Shopping Center located in Germantown, Maryland for an approximate purchase price of $20.2 million. The center is anchored by Shoppers Food Warehouse and CVS/Pharmacy. The purchase was financed with new mortgage debt of $14.5 million, the issuance of approximately 183,000 Common Units with a value of approximately $3.5 million, the issuance of approximately 69,000 Preferred Units with a value of approximately $1.7 million and approximately $.5 million cash. The mortgage loan bears interest at 7.18% per annum, amortizes over a 25 year period and matures in 10 years.

      FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           (dollars in thousands, except share data)
                          ____________


          On March 29, 1996, the company purchased Centre Ridge Marketplace located in Centreville, Virginia. The purchase price of the property was $5.5 million. On June 1, 1996, the Company purchased the Superfresh Supermarket building, which anchors the shopping center for $3.0 million. The company expects to spend approximately $2.1 million for the construction of an additional 34,000
     square feet.   The total cost of the project will be approximately $11.0
     million which will be financed through a $9.0 million construction loan and $2.0 million of cash. A portion of the cash came from a draw on the Company's line of credit.

          On April 29, 1996, the Company purchased Takoma Park Shopping Center located in Takoma Park, Maryland for an approximate purchase price of $4.6 million. The center is anchored by Shoppers Food Warehouse. The purchase was financed with new mortgage debt of $2.4 million and a draw on the Company's line of credit in the amount of $2.1 million and $0.1 million cash. The Company plans on renovating the shopping center at a cost of approximately $.8 million. The work is expected to be completed by October 1996 and will be financed through additional proceeds from the current first trust lender.

          On June 7, 1996, the Company purchased Southside Marketplace shopping center located in Baltimore, Maryland for an approximate purchase price of $11.0 million. The center is anchored by Metro Foods and Rite Aid Drugs. The purchase was financed through the assumption of an $8.1 million first trust mortgage and a draw on the Company's line of credit in the amount of approximately $2.9 million.

          The following unaudited pro forma condensed consolidated results of operations are presented as if the acquisitions had occurred on January 1 of the period presented. In preparing the pro forma data, adjustments have been made for the June 1995 Offering transactions. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                                 For the six months ended  For the year ended
                                                 June 30,        December 31,
                                          1996       1995        1995
     Total revenues                    $20,817    $18,540      $37,865

     Expenses:
      Property operating and
        maintenance                      5,302      4,403        9,074
      General and administrative         1,700        415        2,831
      Interest                           7,801      7,223       14,856
      Depreciation and amortization      3,992      3,595        7,419
       Total Expenses                   18,975     15,636       34,180

     Income before income from
      Management Affiliate, minority
      interest and distributions to
      Preferred Stockholders             2,022      2,904        3,685
     Income from Management Affiliate        7        340          449

     Income before minority interest and
      distributions to Preferred
      Stockholders                       2,029      3,244        4,134
     Income allocated to minority
      interest                           (312)      (500)        (637)
     Income before distributions to
      Preferred Stockholders             1,717      2,744        3,497
     Distributions to Preferred
      Stockholders                     (2,820)    (2,820)      (5,642)

     Loss allocated to Common
      Stockholders                    ($1,103)      ($76)     ($2,145)

     Net loss per common share         ($0.34)    ($0.03)      ($0.66)


      FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           (dollars in thousands, except share data)
                          ____________





3.   Summary of Significant Accounting Policies


          Basis of Presentation

               The unaudited interim consolidated financial statements of the Company are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q and should be read in conjunction with the financial statement and the notes thereto of the Company's 1995 Annual Report to Stockholders. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

               The consolidated financial statements include the accounts of the Company and its majority owned partnerships, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated.


          Loss per Share

               Loss per share is calculated by dividing income after
          minority interest, less preferred distributions by the weighted average number of common shares outstanding during the three months and six months ended June 30, 1996 and 1995 respectively. The weighted average number of common shares outstanding during three months ended June 30, 1996 and
          1995 were 3,201,000 and 1,574,000, respectively and the weighted average number of common shares outstanding during six months ended June 30, 1996 and 1995 were 3,196,000 and
          1,574,000 respectively.   Options outstanding are not included
          since their inclusion would be anti-dilutive. The assumed conversion of the Preferred Stock as of the date of issuance would have been anti-dilutive. The assumed conversion of the partnership units held by the limited partners of the Operating
          Partnership as of the REIT formation, which would result in the elimination of earnings and losses allocated to minority interests would have been anti-dilutive, as the allocation of losses to limited partners was suspended due to their lack of responsibility to fund losses. The Debentures, which are exchangeable into shares of Convertible Preferred Stock, do not meet the criteria for classification as common stock equivalents.

      FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           (dollars in thousands, except share data)
                          ____________



4.   Summary of Noncash Investing and Financing Activities


          Significant noncash transactions for the six months ended June 30, 1996 and 1995 and were as follows:

                                                        1996           1995
     Liabilities assumed in purchase of rental
      properties                                      $8,097        $11,723

     Common units in the Operating Partnership issued
      in connection with the purchase of rental
      properties                                           -          $1,630

     Convertible Preferred Stock issued in connection
      with the Purchase of UDR Properties                  -          $8,055

     Adjustment for minority interest's ownership of
      the operating partnership                        $1,921         $3,255

     Accrual of cost of raising capital                    -            $814

     Recognition of excess minority interest
      share of losses previously allocated
      to common stockholders                               -            $647


5.   Environmental

           The Company, as an owner of real estate, is subject to various environmental laws of Federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on its financial condition and management does not believe it will have such an effect in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties.

          All of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed, nor is management aware of any environmental liability that management believes would have a material adverse impact on the consolidated financial position, results from operations or liquidity, including the two situations discussed below. Management is unaware of any instances in which it would incur and be financially responsible for any material environmental costs if any or all Properties were sold, disposed of or abandoned.

          Contamination caused by dry cleaning solvents has been detected in ground water below the Penn Station Shopping Center.
     The source of the contamination has not been determined. Potential sources include a dry cleaner tenant at the Penn Station Shopping Center and a dry cleaner located in an adjacent property. Sampling conducted at the site indicates that the contamination is limited and is unlikely to have any effect on human health. The Company has made a request for closure to the State of Maryland. Management believes that there is very little exposure at this time, and therefore has not recorded an accrued environmental clean-up liability.

          Petroleum has been detected in the soil of a parcel adjacent to Fox Mill Shopping Center on property occupied by Exxon
     Corporation ("Exxon") for use as a gas station (the "Exxon Station"). Exxon has taken steps to remediate the petroleum in and around the Exxon Station, which is located down-gradient from the Fox Mill Shopping Center. Exxon has agreed to take full responsibility for the remediation of such petroleum. Currently, there has been no contamination of the Company's property and none is expected to occur. In addition, a dry cleaning solvent has been detected in the groundwater below the Fox Mill Shopping Center. A groundwater pump and treatment system, approved by the Virginia Water Control Board, was installed in July 1992, and was operating until recently when the Control Board ordered quarterly sampling to determine if further remediation is necessary. The cost of running the pumps and monitoring the contamination is approximately $10 per annum. The previous owner of the Fox Mill Shopping Center has agreed to fully remediate the groundwater contamination. Management does not believe that it has a material probable liability, notwithstanding the pledge of the previous owner and the Company believes that there is minimal exposure at this time, and therefore has not recorded an accrued environmental clean-up liability.

6.   Subsequent Events

          On July 22, 1996, the Board of Directors declared a distribution of $0.4875 and $.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of August 1, 1996, payable on August 15, 1996.

          On July 26, 1996, the New York Stock Exchange accepted the Company's shares for trading. Trading will commence on August 13, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial
Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q.

Comparison of the three months ended June 30, 1996 to the three months ended June 30, 1995

     For the three months ended June 30, 1996, the net income allocated to common stockholders decreased by $776,000 from a net income of $224,000 to a net loss of $552,000, when compared to the three months ended June 30, 1995, primarily due to an increase in the amount of income allocated to minority interests, an increase in expenses and distributions to holders of Convertible Preferred Stock, offset by an increase in revenues.

     Total revenues increased by $3,630,000 or 54.9%, from 6,608,000 to 10,238,000, due primarily to an increase in minimum rents of $2,674,000 and tenant reimbursements of $731,000. The increases were primarily due to the purchase of Festival at Woodholme Shopping Center on June 1, 1995, Glen Lea, Hanover Village, Laburnum Park and Laburnum Square on July 1, 1995, Kenhorst Plaza on October 12, 1995 and First Field Shopping Center on November 15, 1995 (the "1995 Acquisitions") and the purchase of Stefko Boulevard and 15th & Allen on January 4, 1996, Clopper's Mill Village Center on March 1, 1996, Centre Ridge Marketplace on March 29, 1996, Takoma Park Shopping Center on April 29, 1996 and Southside Marketplace on June 7, 1996 (the "1996 Acquisitions").

     Property operating and maintenance expense increased by $813,000, or 49.6%, from $1,638,000 to $2,451,000, due primarily to the purchase of the 1995 Acquisition and 1996 Acquisition properties. General and administrative expenses increased by $886,000, from $228,000 to $1,114,000, due primarily to the compensation paid or payable in Company stock in the amount of $410,000 to key employees, New York Stock Exchange filing fees of $180,000 and bonuses of $155,000 incurred during the three months ended June 30, 1996.

     Interest expense increased by $1,011,000, or 37.4%, from $2,700,000 to $3,711,000, due primarily to the increase mortgage indebtedness associated with the purchase of the 1995 Acquisition and 1996 Acquisition properties.

     Depreciation and amortization expenses increased by $664,000, or 49.4%, from $1,344,000 to $2,008,000, primarily due to the purchase of the 1995 Acquisition and 1996 Acquisition properties.

     During the three months ended June 30, 1996, distributions payable to owners of the Convertible Preferred Stock increased from $1,170,000 to $1,410,000 due to the issuance of Preferred Stock to the former owners of Glen Lea, Hanover Village, Laburnum Park, Laburnum
Square and Firstfield Shopping Center.

     Income allocated to minority interests increased by $602,000 from a loss allocation of $476,000 to an income allocation of $126,000 due to the minority interests' recognition of $647,000 of losses previously allocated to the common stockholders during the three months ended June 30, 1995. These losses were suspended from previous quarters due to a lack of basis. The common minority interests are not allocated losses if their basis would fall below zero because they are not required to fund losses.

Comparison of the six months ended June 30, 1996 to the six months ended June 30, 1995

     For the six months ended June 30, 1996, the net loss allocated to common stockholders increased by $662,000 from a net loss of $312,000 to a net loss of $974,000, when compared to the six months ended June 30, 1995, primarily due to an increase in the amount of income allocated to minority interests, an increase in expenses and distributions to holders of Convertible Preferred Stock, offset by an increase in revenues.

     Total revenues increased by $6,511,000 or 49.7%, from 13,088,000 to 19,599,000, due primarily to an increase in minimum rents of $4,573,000 and tenant reimbursements of $1,342,000. The increases were primarily due to the purchase of Festival at Woodholme Shopping Center on June 1, 1995, Glen Lea, Hanover Village, Laburnum Park and Laburnum Square on July 1, 1995, Kenhorst Plaza on October 12, 1995 and First Field Shopping Center on November 15, 1995 (the "1995 Acquisitions") and the purchase of Stefko Boulevard and 15th & Allen on January 4, 1996, Clopper's Mill Village Center on March 1, 1996, Centre Ridge Marketplace on March 29, 1996, Takoma Park Shopping Center on April 29, 1996 and Southside Marketplace on June 7, 1996 (the "1996 Acquisitions").

     Property operating and maintenance expense increased by $1,755,000, or 54.2%, from $3,237,000 to $4,992,000, due primarily to the purchase of the 1995 Acquisition and 1996 Acquisition properties. General and administrative expenses increased by $1,285,000, from $415,000 to $1,700,000, due primarily to the compensation paid or payable in Company stock in the amount of $743,000 to key employees, New York Stock Exchange filing fees of $180,000 and bonuses of $155,000.

     Interest expense increased by $1,776,000, or 33.8%, from $5,250,000 to $7,026,000, due primarily to the increased mortgage indebtedness associated with the purchase of the 1995 Acquisition and 1996 Acquisition properties.

     Depreciation and amortization expenses increased by $1,115,000, or 42.4%, from $2,629,000 to $3,744,000, primarily due to the purchase of the 1995 Acquisition and 1996 Acquisition properties.

     During the six months ended June 30, 1996, distributions payable to owners of the Convertible Preferred Stock increased from $2,340,000 to $2,820,000 due to the issuance of Preferred stock to the former owners of Glen Lea, Hanover Village, Laburnum Park, Laburnum Square and Firstfield Shopping Center.

     Income allocated to minority interests increased by $429,000 from a loss allocation of $131,000 to an income allocation of $298,000 due to the minority interests' recognition of $647,000 of losses previously allocated to the common stockholders during the six months ended June
30, 1995. These losses were suspended from previous quarters due to a lack of basis. The common minority interests are not allocated losses if their basis would fall below zero because they are not required to fund losses.

Liquidity and Capital Resources

Indebtedness

     As of June 30, 1996, the Company had total indebtedness of approximately $185.4 million (including $25.0 million of debentures and approximately $160.4 million of mortgages and lines of credit). The mortgage indebtedness consisted of approximately $153.1 million in indebtedness collateralized by 32 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond Obligations") of approximately $7.3 million collateralized by one of the properties. Of the Company's mortgage indebtedness, $24.7 million (13.3%) is variable rate indebtedness, and $160.7 million (86.7%) is at a fixed rate. This indebtedness has interest rates ranging from 5.0% to 9.6%, with a weighted average interest rate (excluding the Bond Obligations) of 7.5%, and will mature between 1997 and 2021. A large portion of the Company's indebtedness will become due by 1999, requiring payments of $2.1 million in 1997, $10.9 million in 1998 and $85.6 million in 1999. From 1997 through 2021, the Company will have to refinance an aggregate of approximately $160.4 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

     The Debentures are exchangeable in the aggregate for 1,000,000 shares of Preferred Stock of the Company, subject to adjustment.
Interest on the Debentures is payable quarterly, in arrears.  The
Debentures are redeemable by the Operating Partnership at any time on or after July 15, 1999, or at any time for certain reasons intended to protect the Company's status as a REIT, at the option of the Company, at 100% of the principal amount thereof, together with accrued interest. The rights of holders of Common Stock and Preferred Stock are effectively subordinated to the rights of holders of Debentures. The Debentures are collateralized by a first mortgage on two of the properties.

     The Operating Partnership issued a $4.8 million note (the "FS Note") as consideration for part of the purchase price for one of the rental properties. The Company has guaranteed the Operating Partnership's obligations under the FS Note. The FS Note has a base interest rate of 5.0% per annum. In addition, the holder of the FS Note is entitled to receive additional interest equal to 10% of the excess of the annual net operating income for such property and another property over $3.5 million. The FS Note has a term of six years. The holder has the right at any time after June 27, 1995 to exchange the FS Note for shares of Common Stock in accordance with a formula based on the annual distributions per share on the Common Stock and the interest payments on the FS Note. Based on the current interest rate on the FS Note (5% base rate) and the current distribution payments made on the Common Stock, the $4.8 million FS
Note is exchangeable for 123,077 shares of Common Stock, having a value of $2.4 million. If the FS Note is exchanged for Common Stock, the Company may contribute the FS Note to the capital of the Operating Partnership in exchange for additional Common Units.

          The Company currently has a collateralized revolving line of credit ("Line of Credit") of up to $5.8 million from First Union
Bank. Loans under the Line of Credit will bear interest at LIBOR plus two percent (2%) per annum, and will mature on June 30, 1998. Loans under the Line of Credit will be collateralized by a first mortgage lien on one of the Properties. Definitive agreements with respect to the Line of Credit contain customary representations, warranties and covenants. The loan agreement with respect to the Line of Credit calls for the amount of the facility to be curtailed at any point when it exceeds 75% of the appraised value of the collateral. During the second quarter, the Company closed an additional collateralized revolving line of credit of approximately
$7.0 million with Mellon Bank. Loans under this line will bear interest at LIBOR plus two percent. Currently, $6.8 million are drawn under the lines of credit.

     The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations and draws on its Line of Credit facility. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity needs through 1996.

     The Company expects to meet certain long-term liquidity requirements such as development, property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, including the Line of Credit and the issuance of additional equity securities. The Company also expects to use funds available under the Line of Credit to fund acquisitions, development activities and capital improvements on an interim basis.

     The Company has elected to qualify as a REIT for federal income tax purposes commencing with its tax year ended December 31, 1994.
To qualify as a REIT, the Company is required, among other items, to pay distributions to its shareholders of at least 95% of its taxable income. The Company intends to make quarterly distributions to its shareholders from operating cash flow.

Inflation, Economic Conditions

     Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenant's gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company periodically evaluates its exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating rate loans. The Company, as a general policy, endeavors to obtain long-term fixed rate financing when obtainable.

                             Part II


OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

 3.1    Articles of Incorporation of the Company *

 3.2    Bylaws of the Company *

10.1 First Amended and Restated Agreement of Limited Partnership of First Washington Realty Limited Partnership *

10.2 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and 1328 Wisconsin Avenue
        Associates Limited Partnership *

10.3 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Jamestown Associates
        Limited Partnership (3033 M Street L.P.) *

10.4 Assignment and Assumption Agreement dated June 27, 1994, between the Operating Partnership and the partners of FW-Bryans
        Road Limited Partnership*

10.5 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership, Thieves Market Associates
        Limited Partnership and Susan A. Safer *

10.6 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and 4483 Connecticut Avenue
        Associates Limited Partnership *

10.7 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Shoppes of Kildaire Limited
        Partnership *

10.8 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and 601 King Street Associates
        Limited Partnership*

10.9 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Clinton Shopping Center
        Associates Limited Partnership *

10.10 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Capital Corner Shopping
        Center Associates Limited Partnership *

10.11 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Potomac Plaza Shopping
        Center Associates Limited Partnership *

10.12 Assignment and Assumption Agreement dated June 27, 1994, between the Operating Partnership and the partners of SP
        Associates Limited Partnership*

10.13 Assignment and Assumption Agreement dated June 27, 1994, between the Operating Partnership and the partners of Branchwood
        Apartments Limited Partnership *
10.14 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Combined Retail Associates
        Limited Partnership *

10.15 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Elizabeth Associates Limited
        Partnership (1529 Wisconsin Avenue Associates L.P.) *

10.16 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and FW-Broadmoor Apartments
        Limited Partnership*

10.17 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and James Island Shopping
        Center Limited Partnership*

10.18 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Colonial Associates Limited
        Partnership *

10.19 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Rosecroft Shopping Center
        Associates Limited Partnership *

10.20 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and 3066 M Street Limited
        Partnership*

10.21 Contribution and Exchange Agreement dated June 27, 1994, between the Operating Partnership and Prince George's County
        Commercial and Technical Park Limited Partnership *

10.22 Real Estate Purchase Contract dated December 7, 1993 between FWM Limited Partnership and Brafferton Center L.P. as amended by Letter Agreement dated April 28, 1994 and June 6, 1994 *

10.23 Real Estate Purchase Contract dated January 5, 1994 between FWM Limited Partnership and DFC Partners L.P. as amended by
        Letter Agreement dated April 28, 1994 and June 6, 1994, as amended June 27, 1994 *

10.24 Real Estate Purchase Contract dated March 1, 1994 between FWM Limited Partnership and Sackett Development Company as amended by Letter Agreement dated April 28, 1994 and June 6, 1994, as amended June 25, 1994 *

10.25 Real Estate Purchase Contract dated March 25, 1994 between FWM Limited Partnership and First State Plaza Associates Limited
        Partnership an amended by Letter Agreement dated May 5, 1994 *

10.26 Real Estate Purchase Contract dated April 28, 1994 between FWM Limited Partnership and Fox Mill Centers Associates Limited Partnership as amended by First Amendment to Real Estate Purchase Contract dated as of May 1994, as amended June 27, 1994*

10.27 Purchase Contract dated March 25, 1994 between FWM Limited Partnership and Constellation Properties, Inc., as amended by letter agreement dated May 16, 1994*

10.28 Lock-up Agreement between directors and executive officers of the Company and Friedman, Billings, Ramsey & Co., Inc. *

10.29 Purchase and Placement Agent Agreement between the Company and Friedman, Billings, Ramsey & Co., Inc., dated June 27,
        1994 *

10.30 Registration Rights Agreement dated June 27, 1994, between the Company and Friedman, Billings, Ramsey & Co., Inc. *

10.31 Negotiable Promissory Note between First Washington Management, Inc. and Stuart D. Halpert *

10.32 Negotiable Promissory Note between First Washington Management, Inc. and William J. Wolfe *

10.33 Negotiable Promissory Note between First Washington Management, Inc. and Jack Spector *

10.34 Negotiable Promissory Note between First Washington Management, Inc. and Lester Zimmerman *

10.35 Purchase and Placement Agent Agreement dated June 27, 1994 among the Company, the Operating Partnership and Merrill Lynch
        Global Allocation Fund, Inc. *

10.36 Registration Rights Agreement dated June 27, 1994 between Company and Merrill Lynch Global Allocation Fund, Inc. *

10.37 Environmental Indemnity Agreement dated June 27, 1994 between the Company and Merrill Lynch Global Allocation Fund, Inc. *

10.38 Term Loan Note dated June 27, 1994 in the approximate amount of $4.8 million from First Washington Realty Limited
        Partnership in favor of First State Plaza Associates L.P. *

10.39 Term Loan Note dated June 27, 1994 in the approximate amount of $2.0 million from First Washington Realty Limited Partnership in favor of Constellation Properties, Inc.*

10.40 Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and
        Rents dated as of June 27, 1994, between JFD Limited Partnership, Greenspring Associates Limited Partnership and FW-Bryans
        Road Limited Partnership as mortgagors, trustors and debtors, Nomura Asset Capital Corporation, as mortgagee, beneficiary, and secured party, and Douglas J. Mathis and Kelly M. Wrenn, as individual trustees. *

10.41 Promissory Note in the principal amount of $38.5 million dated June 27, 1994 from the Company in favor of Nomura Asset
        Capital Corporation *

10.42 Cash Collateral Account Security, Pledge and Assignment Agreement among JFD Limited Partnership, Greenspring Associates
        Limited Partnership and FW-Bryans Road Limited Partnership as borrowers, and Nomura Asset Capital Corporation, as Lender *

10.43 The 1994 Stock Option Plan of First Washington Realty Trust, Inc., First Washington Realty Limited Partnership and First
        Washington Management, Inc.*

10.44 Term Loan Agreement dated June 27, 1994 between the Company and Constellation Properties, Inc. *

10.45 Amended and Restated Executive Employment Agreement, dated June 30, 1996, between the Company and Stuart D. Halpert*(6)

10.46 Amended and Restated Executive Employment Agreement, dated June 30, 1996, between the Company and William J. Wolfe *(6)

10.47 Indemnity, Pledge and Security Agreement dated June 27, 1994 between the Operating Partnership, Stuart D. Halpert, William
        J. Wolfe, Lester Zimmerman and Jack E. Spector *

10.48 Term Loan Agreement dated as of June 27, 1994 between the Company and First State Plaza Associates Limited Partnership *

10.51 Deed of Trust and Security Agreement relating to $4.8 million Line of Credit dated October 5, 1994 between the Company and
        Columbia First Bank *

10.52   Stock Option Agreement between the Company and William J. Wolfe (1)

10.53   Stock Option Agreement between the Company and Stuart D. Halpert (1)

10.54   Stock Option Agreement between the Company and Jeffrey S. Distenfeld
        (1)

10.55   Stock Option Agreement between the Company and James Blumenthal (1)

10.56   Stock Option Agreement between the Company and James G. Pounds (1)

10.57   Stock Option Agreement between the Company and Stanley T. Burns (1)

10.58   Stock Option Agreement between the Company and Matthew J. Hart (1)

10.59   Stock Option Agreement between the Company and William J. Russell (1)

10.60   Stock Option Agreement between the Company and Heywood Wilansky (1)

10.61 Letter Agreement dated February 22, 1995, between First Washington Realty Limited Partnership and Woodholme Properties
        Limited Partnership *

10.62 Purchase Agreement dated March 30, 1995, between First Washington Realty Trust, Inc. and United Dominion
        Realty Trust, Inc. *

10.63 Contribution Agreement dated May 3, 1995, between First Washington Realty Limited Partnership and Woodholme Properties
        Limited Partnership *

10.64 Real Estate Purchase Agreements dated May 1, 1995 between First Washington Realty Trust, Inc. And United Dominion Realty
        Trust, Inc. (2)

10.65 Form of Registration Rights Agreement between First Washington Realty Trust, Inc. and United Dominion Realty Trust, Inc. (2)

10.66 Commitment Letter dated May 29, 1995 from the Lutheran Brotherhood to First Washington Realty Trust, Inc.(2)

10.67 Real Estate Purchase Agreement dated August 18, 1995 between First Washington Realty Limited Partnership and Kenhorst Plaza
        Associates, L.P. (3)

10.68 Deed of Trust and Security Agreement dated October 6, 1995 between First Washington Realty Limited Partnership and Lutheran
        Brotherhood and Deed of Trust Note of even date therewith (3)

10.69 Real Estate Purchase Agreement dated November 15, 1995, by and between First Washington Realty Trust, Inc. and Firstfield Center Duncan Limited Partnership (4)

10.70 Contribution Agreement dated October 30, 1995, by and between First Washington Realty Limited Partnership and Carriage
        Associates Limited Partnership (4)

10.71 Purchase Money Deed of Trust dated November 15, 1995, by and between First Washington Realty Limited Partnership and
        Army and Air Force Mutual Aid Associate (4)

10.72 Mortgage, Assignment of Leases and Rents and Security Agreement dated January 4, 1996, by and between Allenbeth Associates Limited Partnership (First Washington Realty Trust, Inc. is the sole general partner) and Nomura Asset Capital Corporation (4)

10.73 Real Estate Purchase Agreement dated February 1, 1996, by and between First Washington Realty Limited Partnership and Centre Ridge Development L.P. (5)

10.74 Agreement to Sell Real Estate dated March 28, 1996, by and between First Washington Realty Limited Partnership and Super
        Fresh Food Markets of Virginia, Inc. (5)

10.75   Contribution Agreement dated March 20, 1996 (effective as of
        March 1, 1996), by and between First Washington Realty Limited Partnership and Brian G. McElwee, Richard W. Ireland, John H. Donegan, Stacy C. Hornstein, Sweet Gum Tree, L.L.C. and Wendy A. Seher (5)

10.76 Amendment and Restatement of Deed of Trust, Assignment and Security Agreement dated March 21, 1996 by and between Clopper's Mill
        Village Center, L.L.C., Timothy R. Casgar and Margaret Everson-Fisher, Trustees, and Jackson National Life Insurance Company (5)

10.77 Credit Line Deed of Trust and Security Agreement dated March 28, 1996 by and between First Washington Realty Limited
        Partnership, Sam T. Beale and Barry Musselman, as Trustees and South Trustees, and SouthTrust Bank of Alabama, N.A. (5)

10.78 Real Estate Purchase Agreement dated October 23, 1995 by and between First Washington Realty Limited Partnership and
        6875 New Hampshire Avenue Partnership (6).

10.79 Purchase Money Deed of Trust and Security Agreement dated April 24, 1996 by and between First Washington Realty Limited Partnership and Nicoletta R. Parker and Margaret H. Blewitt, as Trustees (6).

10.80 Purchase Agreement dated April 4, 1996 by and between First Washington Realty Limited Partnership and Michael F. Klein,
        Philip E. Klein, Jeffrey F. Klein, George Arconti, Professional Real Estate Services, Inc., H.S. Taylor White, Rick C. Klein and William S. Berman (6).

10.81 Indemnity Deed of Trust, Security Agreement and Assignment of Rents and Leases dated June 28, 1995 by and between Southside Marketplace Limited Partnership in favor of Fleet Management and Recovery Corporation (6).

10.82   First Washington Realty Trust, Inc. Restricted Stock Plan (6).

10.83 The Contingent Stock Agreement dated June 30, 1996 by and between First Washington Realty Trust, Inc. and William J.
        Wolfe (6).

10.84 The Contingent Stock Agreement dated June 30, 1996 by and between First Washington Realty Trust, Inc. and Stuart D.
        Halpert (6).

10.85 Restricted Stock Agreement dated June 30, 1996 by and between First Washington Realty Trust, Inc. and William J. Wolfe (6).

10.86 Restricted Stock Agreement dated June 30, 1996 by and between First Washington Realty Trust, Inc. and Stuart D. Halpert (6).
____________________________________________________________________________

* Incorporated herein by reference from the Company's Registration Statement on Form S-11 (No. 33-83960), in which this exhibit bore the same number.

(1) Incorporated herein by reference from the Company's Form 10-K filed on March 31, 1995, in which this exhibit bore the same number.

(2) Incorporated herein by reference from Amendment No. 2 to the Company's Registration Statement on Form S-11 (No. 33-93188), in which this exhibit bore the same number.

(3) Previously filed with the Company's Quarterly Report on Form 10-Q on November 11, 1995.

(4) Previously filed with the Company's Current Report on Form 8-K on January 19, 1996.

(5) Previously filed with the Company's Current Report on Form 8-K on April 1, 1996.

(6) Incorporated herein by reference from Amendment No.2 of the Company's Registration Statement on Form S-3 (No. 333-4966), in which this exhibit bore the same number.

(b) Reports on Form 8-K

1. Interim Report on Form 8-K reporting the acquisition of Kenhorst Plaza Shopping Center, Stefko Boulevard Shopping Center, 15th and Allen Shopping Center and First Field Shopping Center, filed January 19, 1996.

2. Interim Report on Form 8-K/A reporting the audited financial information required to be filed as a part of 8-K filed on January 19, 1996, filed January 31, 1996.

3. Interim Report on Form 8-K reporting the acquisition of Clopper's Mill Village Shopping Center and Centre Ridge Marketplace filed April 1, 1996.

4. Interim Report on Form 8-K/A reporting the audited financial information required to be filed as a part of 8-K filed on April 1, 1996, filed on April 29, 1996.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               FIRST WASHINGTON REALTY TRUST, INC.


              /s/ William J. Wolfe
         By:  William J. Wolfe
              President and
              Chief Executive Officer


              /s/ James G. Blumenthal
         By:  James G. Blumenthal
              Executive Vice President and
              Chief Financial Officer




Date: August 14, 1996