Form 10-Q
period 1996-09-30
FIRST WASHINGTON REALTY TRUST INC
filed 1996-11-21
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC   20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the period ended September 30, 1996


                         Commission File Number 0-25230



                       FIRST WASHINGTON REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)



Maryland                                                             52-1879972
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              identification no.)



4350 East-West Highway, Suite 400, Bethesda, MD                            20814
   (Address of principal executive offices)                           (Zip code)



Registrant's telephone number, including area code (301) 907-7800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

              $.01 par value, outstanding as of November 13, 1996:

                        3,291,245 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX





Part I:  Financial Information                                             Page


Item 1.  Consolidated Balance Sheets as of September 30, 1996
         (unaudited) and December 31, 1995                                   1

         Consolidated Statements of Operations (unaudited)
         for the three months and nine months ended
         September 30, 1996 and 1995                                         2

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1996 and 1995               3

         Notes to Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10


Part II: Other Information


Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  23

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                                   -----------

                                              Sept. 30,            December 31,
                                                1996                   1995
                                             (unaudited)
                                  ASSETS

Rental properties:
  Land                                        $ 56,511              $ 42,420
  Buildings and improvements                   229,263               185,672
                                              ---------             ---------
                                               285,774               228,092
Accumulated depreciation                       (28,324)              (22,775)
                                              ---------             ---------
  Rental properties, net                       257,450               205,317

Cash and equivalents                             1,870                 7,806
Tenant receivables, net                          4,692                 3,214
Deferred financing costs, net                    4,717                 5,690
Other assets                                     6,240                 5,378
                                             ----------            ----------
          Total assets                        $274,969              $227,405
                                              ========              ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                      $162,346              $116,182
  Debentures                                    25,000                25,000
  Accounts payable and accrued expenses          5,215                 4,059
                                             ----------            ----------

          Total liabilities                    192,561               145,241

Minority interest                               12,573                11,088

Stockholders' equity:
  Convertible preferred stock $.01 par value,
  3,750,000 shares designated; 2,314,189 issued
  and outstanding                                  23                    23
  Common stock $.01 par value, 90,000,000 shares
     authorized; 3,291,245 and 3,189,549 shares
     issued and outstanding, respectively          32                    32
  Additional paid-in capital                   86,538                80,699
  Accumulated distributions in excess of
  earnings                                    (16,758)               (9,678)
                                            ----------           ----------
          Total stockholders' equity           69,835                71,076
                                             ---------             ---------

          Total liabilities and stockholders'
          equity                             $274,969              $227,405
                                             ========              ========





            The  accompanying  notes  are an  integral  part  of  these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (dollars in thousands, except share data)
                                   (unaudited)
                                     -------


                                For three months ended    For nine months ended
                                       Sept. 30,                  Sept. 30,
                                 --------------------      --------------------
                                        1996   1995            1996      1995
                                        ----   ----            ----      ----
Revenues:
         Minimum rents                $8,390  $6,152          $23,408  $16,597
         Percentage rents                107     121              501      302
         Tenant reimbursements         1,742   1,175            5,015    3,106
         Other income                    275     256            1,189      787
                                    --------  --------         ------- -------
              Total revenues          10,514   7,704           30,113   20,792
                                     -------  -------          ------   ------

Expenses:
         Property operating and
         maintenance                   2,631   1,787           7,623     5,024
         General and administrative      648   1,737           2,348     2,152
         Interest                      3,999   2,845          11,025     8,095
         Depreciation and amortization 2,039   1,533           5,783     4,162
                                     ------- -------         -------   -------
              Total expenses           9,317   7,902          26,779    19,433
                                     ------- -------         -------    ------

Income (loss) before income from
        Management Company,            1,197    (198)          3,334     1,359
        minority interest and
        distributions to Preferred
        Stockholders

Income from Management Company            90      87              97       361
                                    -------- -------       ---------    ------

Income (loss) before minority interest
       and distributions to Preferred
       Stockholders                    1,287    (111)          3,431     1,720

(Income) loss allocated to minority
       interest                         (188)   (218)           (486)      (87)
                                     -------- ---------      --------   -------

Income before distributions to
       Preferred Stockholders          1,099    (329)          2,945     1,633

Distributions to Preferred
       Stockholders                   (1,410) (1,388)         (4,231)   (3,728)
                                      ------- -------         -------   -------

Net loss allocated to common
       stockholders                    ($311)$(1,717)        ($1,286)  ($2,095)
                                     ======== =======        ========  ========

Net loss per Common Share             ($0.09)  ($0.56)        ($0.40)   ($1.01)
                                     ======== ========       ========  ========

Shares of Common Stock, in thousands   3,288    3,076          3,227     2,081
                                    ========   =======       ========  ========

Distributions per share              $0.4875  $0.4875        $1.4625   $1.4625
                                     =======  =======        =======   =======




           The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)
                                     --------

                                                    For the nine months ended
                                                            Sept. 30,
                                                    1996                 1995


Operating activities:
  Income before distributions to
  Preferred Stockholders                            $2,945              $1,633
  Adjustment to reconcile net cash
  provided by operating activities:
    Income allocated to minority interest              486                  87
    Depreciation and amortization                    5,784               4,162
    Amortization of deferred financing
    costs and loan discounts                         1,668               1,713
    Equity in earnings of Management Company           263                  99
    Compensation paid or payable in company stock    1,136               1,183
    Provision for uncollectible accounts               228                 349
    Recognition of deferred rent                      (691)               (549)
    Net changes in:
      Tenant receivables                            (1,015)                (46)
      Other assets                                  (1,359)             (1,329)
      Account payable and accrued expenses              21                (514)
                                                 -----------          ---------
         Net cash provided by operating
         activities                                  9,466               6,788
                                                   ---------          ---------

Investing activities:
  Additions to rental properties                    (3,298)             (1,420)
  Purchase of rental properties                    (38,962)            (13,851)
                                                   --------            --------
         Net cash used in investing activities     (42,260)            (15,271)
                                                   --------            --------

Financing activities:
  Proceeds from line of credit                       8,348                 -
  Proceeds from mortgage notes                      30,225                 -
  Proceeds from issuance of Common Stock               -                27,129
  Cost of raising capital                              -                (2,334)
  Repayment on mortgage notes                         (612)             (2,193)
  Additions to deferred financing costs               (591)               (136)
  Repayments of Advances due Principals                -                  (447)
  Distributions paid to Preferred Stockholders      (4,231)             (3,728)
  Distributions paid to Common Stockholders         (4,720)             (3,048)
  Distributions paid to minority interest           (1,561)             (1,167)
                                                ------------         ----------
         Net cash provided by financing
         activities                                 26,858              14,076
                                                 -----------          ---------

  Net increase (decrease) in cash and equivalents   (5,936)              5,593
  Cash and equivalents, beginning of period          7,806               1,113
                                                 -----------         ----------
         Cash and equivalents, end of period        $1,870              $6,706
                                                 ===========         ==========




       The accompanying notes are an integral part of these consolidated financial statements.

            FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in thousands, except share data)

                                   ---------


1.       Organization and Business

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

                            ----------



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

                  The Company's assets are held by, and all its operations conducted through, the Operating Partnership and FWM. As of September 30, 1996, the Company and the Operating Partnership, including subsidiary partnerships, collectively owned 100% of the properties. Due to the Company's ability, as the general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated for financial reporting purposes. Subsequent to the admittance of the Company, allocation of net income to the limited partners of the Operating Partnership is based on their respective partnership interests and is reflected in the accompanying Consolidated Financial Statements as minority interests. Losses allocable to the limited partners in excess of their basis are allocated to the Common Stockholders as the limited partners have no requirement to fund losses.

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

                                        ----------




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

                                 ----------

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


                                 For the nine months ended    For the year ended
                                          Sept. 30,               December 31,
                                          1996        1995            1995

         Total revenues                  $31,373   $27,837         $37,865
                                         -------   -------         -------
         Expenses:
             Property operating and
             maintenance                   7,943     6,560           9,074
             General and administrative    2,348     2,152           2,831
             Interest                     11,800    10,886          14,856
             Depreciation and amortization 6,031     5,402           7,419
                                          ------    ------         -------
                  Total Expenses          28,122    25,000          34,180
                                          ------    ------         -------
         Income before income from
           Management Company, minority
           interest and distributions to
           Preferred Stockholders          3,251     2,837           3,685
         Income from Management Company       97       361             449
                                          ------     -----         -------
         Income before minority interest
           and distributions to Preferred
           Stockholders                    3,348     3,198           4,134
         Income allocated to minority
           interest                         (516)     (422)           (637)
                                          -------    ------         -------
         Income before distributions to
           Preferred Stockholders          2,832     2,776           3,497
         Distributions to Preferred
           Stockholders                   (4,231)   (4,231)         (5,642)
                                          -------   -------         -------

         Loss allocated to Common
           Stockholders                  $(1,399)  $(1,455)        $(2,145)
                                         ========  ========        ========
         Net loss per common share        $(0.43)   $(0.45)         $(0.66)
                                        =========  ========        ========

                 FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars in thousands, except share data)

                                      ----------






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


                  Loss per Share

                          Loss per share is calculated by dividing  income after
                  minority interest, less preferred distributions by the weighted average number of common shares outstanding during the three months and nine months ended September 30, 1996 and 1995 respectively. The weighted average number of common shares outstanding during three months ended September 30, 1996 and 1995 were 3,288,000 and 3,076,000, respectively and the weighted average number of common shares outstanding during nine months ended September 30, 1996 and 1995 were 3,227,000 and 2,081,000 respectively. Options outstanding are not included since their inclusion would be anti-dilutive. The assumed conversion of the Preferred Stock as of the date of issuance would have been anti-dilutive. The assumed conversion of the partnership units held by the limited partners of the Operating Partnership as of the REIT formation, which would result in the elimination of earnings and losses allocated to minority interests would have been anti-dilutive, as the allocation of losses to limited partners was suspended due to their lack of responsibility to fund losses. The Debentures, which are exchangeable into shares of Convertible Preferred Stock, do not meet the criteria for classification as common stock equivalents.

            FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                (dollars in thousands, except share data)

                                ----------




4.       Summary of Noncash Investing and Financing Activities


                  Significant noncash transactions for the nine months ended September 30, 1996 and 1995 and were as follows:


                                                      1996              1995
                                                      ----              ----

         Liabilities assumed in purchase of
          rental properties                           $8,097            $11,723


         Common units in the Operating Partnership
          issued in connection with the purchase
          of rental properties                           -              $1,630

         Convertible Preferred Stock issued in
          connection with the Purchase of UDR
          Properties                                     -              $8,055


         Adjustment for minority interest's
          ownership of the operating partnership     $1,485             $3,560


         Accrual of cost of raising capital              -               $474


         Recognition of excess minority interest
          share of losses previously allocated
          to common stockholders                         -               $647


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

6.       Subsequent Events

                  On October 19, 1996, the Board of Directors declared a distribution of $0.4875 and $.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of November 1, 1996, payable on November 15, 1996.

                  On November 1, 1996, the Company filed a registration statement on Form S-11 and Prospectus with the SEC to sell 1,500,000 shares of Common Stock. The net proceeds to the Company from the sale of Common Stock, after payment of all expenses, are estimated to be approximately $27.9 million ($32.1 million if the Underwriters' over-allotment option is exercised in full). The net cash proceeds of the Offering will be used as follows: approximately $18.8 million for the purchase of six retail properties (the balance of the purchase price will be paid for by the issuance of Common Units with a value of approximately $6.1 million and mortgage indebtedness of approximately $29.3 million); approximately $4.7 million to repay existing indebtedness, approximately $1.9 million for property expansions and approximately $2.5 million for working capital.

                  The Company filed an amendment to Form S-11 on November 12, 1996.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q.

Comparison of the three months ended September 30, 1996 to the three months ended September 30, 1995

         For the three months ended September 30, 1996, the net loss allocated to common stockholders decreased by $1,406,000 from $1,717,000 to $311,000, when compared to the three months ended September 30, 1995, primarily due to an increase in revenues and a decrease in the amount of income allocated to minority interest, off set by an increase in expenses and distributions to holders of Convertible Preferred Stock.

         Total revenues increased by $2,810,000 or 36.5%, from 7,704,000 to 10,514,000, due primarily to an increase in minimum rents of $2,238,000 and tenant reimbursements of $567,000. The increases were primarily due to the purchase of Kenhorst Plaza on October 12, 1995 and Firstfield Shopping Center on November 15, 1995 (the "1995 Acquisitions") and the purchase of Stefko Boulevard and 15th & Allen on January 4, 1996, Clopper's Mill Village Center on March 1, 1996, Centre Ridge Marketplace on March 29, 1996, Takoma Park Shopping Center on April 29, 1996 and Southside Marketplace on June 7, 1996 (the "1996 Acquisitions").

         Property operating and maintenance expense increased by $844,000, or 47.2%, from $1,787,000 to $2,631,000, due primarily to the purchase of the 1995 Acquisition and 1996 Acquisition properties. General and administrative expenses decreased by $1,089,000, from $1,737,000 to $648,000, due primarily to a decrease in the amount of compensation paid in company stock from $1,500,000 to $393,000.

         Interest expense increased by $1,154,000, or 40.6%, from $2,845,000 to $3,999,000, due primarily to the increase mortgage indebtedness associated with the purchase of the 1995 Acquisition and 1996 Acquisition properties.

         Depreciation and amortization expenses increased by $506,000, or 33.0%, from $1,533,000 to $2,039,000, primarily due to the purchase of the 1995 Acquisition and 1996 Acquisition properties.

         During the three months ended September 30, 1996, distributions payable to owners of the Convertible Preferred Stock increased from $1,388,000 to $1,410,000 due to the issuance of Preferred Stock to the former owners of Firstfield Shopping Center on November 15, 1995.

         Income allocated to minority interests decreased by $30,000 from an income allocation of $218,000 to an income allocation of $188,000.


Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1995

         For the nine months ended September 30, 1996, the net loss allocated to common stockholders decreased by $809,000 from a net loss of $2,095,000 to a net loss of $1,286,000, when compared to the nine months ended September 30, 1995, primarily due to an increase in the amount of revenues offset by an increase in expenses, distributions to holders of Convertible Preferred Stock, and income allocated to minority interest.

         Total revenues increased by $9,300,000 or 44.7%, from $20,800,000 to $30,100,000, primarily due to an increase in minimum rents of $6,800,000 and tenant reimbursements of $1,909,000. The increases were primarily due to the 1995 and 1996 Acquisitions.

         Property operating and maintenance expense increased by $2,600,000, or 52.0%, from $5,000,000 to $7,600,000, primarily due to the 1995 and 1996
Acquisitions. General and administrative expenses increased by 9.1% or $200,000, from $2,200,000 to $2,400,000, primarily due to New York Stock Exchange filing fees of $200,000, bonuses of $200,000 and other expenses of $200,000 offset by a decrease of $400,000 for compensation paid or payable in Company stock.

         Interest expense increased by $2,900,000, or 35.8% from $8,100,000, to $11,000,000, primarily due to the increased mortgage indebtedness associated with the purchase of the 1995 and 1996 Acquisitions.

         Depreciation and amortization expenses increased by $1,600,000, or 38.1%, from $4,200,000 to $5,800,000, primarily due to the 1995 and 1996
Acquisitions.

         During the nine months ended September 30, 1996, distributions payable to owners of the Convertible Preferred Stock increased from $3,800,000 to $4,200,000 due to the issuance of Preferred Stock to the former owners of Laburnum Park Shopping Center, Laburnum Square Shopping Center, Glen Lea Shopping Center, Hanover Village Shopping Center and Firstfield Shopping Center.

         Income allocated to minority interest increased by $400,000 from $100,000 to $500,000 due to an increase in net income.


Liquidity and Capital Resources

Indebtedness

         As of September 30, 1996, the Company had total indebtedness of approximately $187.3 million (including $25.0 million of debentures and approximately $162.3 million of mortgages and lines of credit). The mortgage indebtedness consisted of approximately $155.0 million in indebtedness collateralized by 32 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond
Obligations") of approximately $7.3 million collateralized by one of the properties. Of the Company's mortgage indebtedness, $26.8 million (14.3%) is variable rate indebtedness, and $160.5 million (85.7%) is at a fixed rate. This indebtedness has interest rates ranging from 5.0% to 9.6%, with a weighted average interest rate (excluding the Bond Obligations) of 7.5%, and will mature between 1997 and 2021. A large portion of the Company's indebtedness will become due by 1999, requiring payments of $3.2 million in 1997, $13.5 million in 1998 and $87.0 million in 1999. From 1997 through 2021, the Company will have to refinance an aggregate of approximately $187.7 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

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

         The Operating Partnership issued a $4.8 million note (the "FS Note") as consideration for part of the purchase price for one of the rental properties. The Company has guaranteed the Operating Partnership's obligations under the FS Note. The FS Note has a base interest rate of 5.0% per annum and a term of six years. The holder has the right at any time after June 27, 1995 to exchange the FS Note for shares of Common Stock in accordance with a formula based on the annual distributions per share on the Common Stock and the interest payments on the FS Note. Based on the current interest rate on the FS Note (5% base rate) and the current distribution payments made on the Common Stock, the $4.8 million FS Note is exchangeable for 123,077 shares of Common Stock, having a value of approximately $2.6 million. If the FS Note is exchanged for Common Stock, the Company may contribute the FS Note to the capital of the Operating Partnership in exchange for additional Common Units.

                  The Company currently has a collateralized revolving line of credit ("Line of Credit") of up to $5.8 million from First Union Bank. Loans under the Line of Credit will bear interest at LIBOR plus two percent (2%) per annum, and will mature on June 30, 1998. Loans under the Line of Credit will be collateralized by a first mortgage lien on one of the Properties. Definitive agreements with respect to the Line of Credit contain customary representations, warranties and covenants. The loan agreement with respect to the Line of Credit calls for the amount of the facility to be curtailed at any point when it exceeds 75% of the appraised value of the collateral. The Company has an additional collateralized revolving line of credit of approximately $8.25 million with Mellon Bank. Loans under this line will bear interest at LIBOR plus two percent. Currently, $8.3 million are drawn under the lines of credit.

         The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations and draws on its Line of Credit facility. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity needs through 1997.

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

(a)            Exhibits

 3.1           Articles of Incorporation of the Company *

 3.2           Bylaws of the Company *

10.1 First Amended and Restated Agreement of Limited Partnership of First Washington Realty Limited Partnership *

10.2 Negotiable Promissory Note between First Washington Management, Inc. and Stuart D. Halpert *

10.3 Negotiable Promissory Note between First Washington Management, Inc. and William J. Wolfe *

10.4 Negotiable Promissory Note between First Washington Management, Inc. and Jack Spector *

10.5 Negotiable Promissory Note between First Washington Management, Inc. and Lester Zimmerman *

10.6 Term Loan Note dated June 27, 1994 in the approximate amount of $4.8 million from First Washington Realty Limited Partnership in favor of First State Plaza Associates L.P. *

10.7 Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents dated as of June 27, 1994, between JFD Limited Partnership, Greenspring Associates Limited Partnership and FW-Bryans Road Limited Partnership as mortgagors, trustors and debtors, Nomura Asset Capital Corporation, as mortgagee, beneficiary, and secured party, and Douglas J. Mathis and Kelly M. Wrenn, as individual trustees. *

10.8 Promissory Note in the principal amount of $38.5 million dated June 27, 1994 from the Company in favor of Nomura Asset Capital Corporation *

10.9 Cash Collateral Account Security, Pledge and Assignment Agreement among JFD Limited Partnership, Greenspring Associates Limited Partnership and FW-Bryans Road Limited Partnership as borrowers, and Nomura Asset Capital Corporation, as Lender *

10.10 The 1994 Stock Option Plan of First Washington Realty Trust, Inc., First Washington Realty Limited Partnership and First Washington Management, Inc.*

10.11 Amended and Restated Executive Employment Agreement, dated June 30, 1996, between the Company and Stuart D. Halpert (7).

10.12 Amended and Restated Executive Employment Agreement, dated June 30, 1996, between the Company and William J. Wolfe (7).

10.13 Indemnity, Pledge and Security Agreement dated June 27, 1994 between the Operating Partnership, Stuart D. Halpert, William J. Wolfe, Lester Zimmerman and Jack E. Spector *

10.14 Term Loan Agreement dated as of June 27, 1994 between the Company and First State Plaza Associates Limited Partnership *

10.15          Stock Option Agreement between the Company and William J.
               Wolfe (1)

10.16          Stock Option Agreement between the Company and Stuart D.
               Halpert (1)

10.17          Stock Option Agreement between the Company and Jeffrey S.
               Distenfeld (1)

10.18          Stock Option Agreement between the Company and James
               Blumenthal (1)

10.19          Stock Option Agreement between the Company and James G.
               Pounds (1)

10.20          Stock Option Agreement between the Company and Stanley T.
               Burns (1)

10.21          Stock Option Agreement between the Company and Matthew J.
               Hart (1)

10.22          Stock Option Agreement between the Company and William J.
               Russell (1)

10.23          Stock Option Agreement between the Company and Heywood
               Wilansky (1)

10.24 Purchase Agreement dated March 30, 1995, between First Washington Realty Trust, Inc. and United Dominion Realty Trust, Inc. *

10.25 Contribution Agreement dated May 3, 1995 between First Washington Realty Limited Partnership and Stewart J. Greenebaum, Samuel G. Rose and Woodholme Center, Inc., all of the general and limited partners of Woodholme Properties Limited Partnership. *

10.26 Real Estate Purchase Agreements dated May 1, 1995 between First Washington Realty Trust, Inc. And United Dominion Realty Trust, Inc. (2)

10.27 Form of Registration Rights Agreement between First Washington Realty Trust, Inc. and United Dominion Realty Trust, Inc. (2)

10.28 Real Estate Purchase Agreement dated August 18, 1995 between First Washington Realty Limited Partnership and Kenhorst Plaza Associates, L.P. (3)

10.29 Deed of Trust and Security Agreement dated October 6, 1995 between First Washington Realty Limited Partnership and Lutheran Brotherhood and Deed of Trust Note of even date therewith (3)

10.30 Real Estate Purchase Agreement dated November 15, 1995, by and between First Washington Realty Trust, Inc. and Firstfield Center Duncan Limited Partnership (4)

10.31 Contribution Agreement dated October 30, 1995, by and between First Washington Realty Limited Partnership and Carriage Associates Limited Partnership (4)

10.32 Purchase Money Deed of Trust dated November 15, 1995, by and between First Washington Realty Limited Partnership and Army and Air Force Mutual Aid Associate (4)

10.33 Mortgage, Assignment of Leases and Rents and Security Agreement dated January 4, 1996, by and between Allenbeth Associates Limited Partnership (First Washington Realty Trust, Inc. is the sole general partner) and Nomura Asset Capital Corporation (4)

10.34 Real Estate Purchase Agreement dated February 1, 1996, by and between First Washington Realty Limited Partnership and Centre Ridge Development L.P. (5)

10.35 Agreement to Sell Real Estate dated March 28, 1996, by and between First Washington Realty Limited Partnership and Super Fresh Food Markets of Virginia, Inc. (5)

10.36 Contribution Agreement dated March 20, 1996 (effective as of March 1, 1996), by and between First Washington Realty Limited Partnership and Brian G. McElwee, Richard W. Ireland, John H. Donegan, Stacy C. Hornstein, Sweet Gum Tree, L.L.C.
               and Wendy A. Seher (5)

10.37 Amendment and Restatement of Deed of Trust, Assignment and Security Agreement dated March 21, 1996 by and between Clopper's Mill Village Center, L.L.C., Timothy R. Casgar and Margaret Everson-Fisher, Trustees, and Jackson National
               Life Insurance Company (5)

10.38 Credit Line Deed of Trust and Security Agreement dated March 28, 1996 by and between First Washington Realty Limited Partnership, Sam T. Beale and Barry Musselman, as Trustees and South Trustees, and SouthTrust Bank of Alabama, N.A. (5)

10.39 Real Estate Purchase Agreement dated October 23, 1995 by and between First Washington Realty Limited Partnership and 6875 New Hampshire Avenue Partnership (6).

10.40 Purchase Money Deed of Trust and Security Agreement dated April 24, 1996 by and between First Washington Realty Limited Partnership and Nicoletta R. Parker and Margaret H. Blewitt, as Trustees (6).

10.41 Purchase Agreement dated April 4, 1996 by and between First Washington Realty Limited Partnership and Michael F. Klein, Philip E. Klein, Jeffrey F. Klein, George Arconti, Professional Real Estate Services, Inc., H.S. Taylor White, Rick
               C. Klein and William S. Berman (6).

10.42 Indemnity Deed of Trust, Security Agreement and Assignment of Rents and Leases dated June 28, 1995 by and between Southside Marketplace Limited Partnership in favor of Fleet Management and Recovery Corporation (6).

10.43          First Washington Realty Trust, Inc. Restricted Stock Plan (6).

10.44 The Contingent Stock Agreement dated June 30, 1996 by and between First Washington Realty Trust, Inc. and William J. Wolfe (6).

10.45 The Contingent Stock Agreement dated June 30, 1996 by and between First Washington Realty Trust, Inc. and Stuart D. Halpert (6).

10.46 Restricted Stock Agreement dated June 30, 1996 by and between First Washington Realty Trust, Inc. and William J. Wolfe (6).

10.47 Restricted Stock Agreement dated June 30, 1996 by and between First Washington Realty Trust, Inc. and Stuart D. Halpert (6).

10.48 Real Estate Purchase Agreement dated September 23, 1996, by and between Newtown Square Associates, L.P. and First Washington Realty Limited Partnership (7).



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

(7)            Filed herewith.

(b)  Reports on Form 8-K


None.

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




Date: November 14, 1996