Form 10-K
period 1996-12-31
FIRST WASHINGTON REALTY TRUST INC
filed 1997-03-31
CIK 926861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC   20549
                                FORM 10-K


  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from _____ to _____

                         Commission File Number 0-25230

                       FIRST WASHINGTON REALTY TRUST, INC.

            (Exact name of registrant as specified in its charter)

         Maryland                                                52-1879972
(State of Incorporation or Organization)                      (I.R.S. employer
                                                            identification no.)

4350 East-West Highway                                       (301) 907-7800
Suite 400                                               (Registrant's telephone
Bethesda, MD   20814                                number, including area code)
(Address of principal executive offices)

         Securities  registered  pursuant to Section  12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
Common Stock, $.01 par value                            New York Stock Exchange

9.75% Series A Cumulative Participating
Convertible Preferred Stock
Liquidation Preference of $25 per Share                 New York Stock Exchange


     Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $119 million based on the closing price of such shares on the New York Stock Exchange as of March 25, 1997.

The number of shares of the Registrant's Common Stock outstanding was 4,946,245 on March 25, 1997

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 16, 1997, to be filed pursuant to Regulation 14A.

This report including Exhibits, contains 61 pages.

                         FIRST WASHINGTON REALTY TRUST, INC.
                          1996 ANNUAL REPORT ON FORM 10-K

                                 TABLE OF CONTENTS







  Item
   No.                                                                     Page
                                          PART I

1.    Business.........................................................      1
2.    Properties.......................................................      9
3.    Legal Proceedings................................................     16
4.    Submission of Matters to a Vote of Security Holders..............     16

                                                      PART II

5.    Market for the Registrant's Common Equity and Related
          Shareholder Matters..........................................     17
6.    Summary of Selected Financial Data...............................     21
7.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................     22
8.    Consolidated Financial Statements and Supplementary Data.........     28
9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................     28

                                         PART III

10.   Directors and Executive Officers of the Registrant...............     29
11.   Executive Compensation...........................................     29
12.   Security Ownership of Certain Beneficial Owners and Management...     29
13.   Certain Relationships and Related Transactions...................     29

                                         PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K.........................................................     29

                                        PART I



Item 1.  Business

General

      First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers. The Company owns a portfolio of 39 retail properties (the "Retail Properties") containing a total of approximately 4.1 million square feet of gross leasable area ("GLA") and two related multifamily properties (the "Multifamily Properties") located in the Mid-Atlantic region (the Retail Properties and the Multifamily Properties are collectively referred to as the "Properties").

      The Retail Properties are strategically located neighborhood shopping centers principally anchored by well known tenants such as Giant Food, Safeway, Shoppers Food Warehouse, Food Lion, A&P Superfresh, Winn Dixie, Weis Markets, Acme Market, CVS/Pharmacy and Rite Aid. Neighborhood shopping centers are typically open-air centers ranging in size from 50,000 to 150,000 square feet of GLA and anchored by supermarkets and/or drug stores. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 100,000 square feet of GLA. The anchor tenants typically offer daily necessity items rather than specialty goods. Eight of the Retail Properties are relatively small in size, with less than 50,000 square feet of GLA. Such properties do not have a large supermarket or drug store anchor tenant, and as such may be subject to greater variability in consumer traffic and operating performance.

Organization

      The Company was formed in April 1994 to continue and expand the neighborhood shopping center acquisition, management and renovation strategies of First Washington Management, Inc. ("FWM"), which has been engaged in the business since 1983. FWM was founded by Stuart D. Halpert, the Company's Chairman, William J. Wolfe, President and Chief Executive Officer, and Lester Zimmerman, an Executive Vice President (the "Principals").

      On June 27,  1994,  the  Company  consummated  the  private  placement  of
1,920,000  shares  of  9.75%  Series  A  Cumulative  Participating   Convertible
Preferred Stock, par value $0.01 per share ("Preferred Stock") and 1,282,051 shares of Common Stock, par value $0.01 per share ("Common Stock") (collectively, the "June 1994 Offering"). Concurrently with the June 1994 Offering, the Company consummated a series of transactions that transferred ownership of the Properties to First Washington Realty Limited Partnership, a limited partnership in which the Company is the sole general partner (the "Operating Partnership"). In addition, the Operating Partnership issued in private placements the following securities convertible or exchangeable into Common Stock or Preferred Stock of the Company: (i) Common Units of the Operating Partnership ("Common Units"), exchangeable for shares of Common Stock;
(ii) Exchangeable Preferred Units of the Operating Partnership ("Exchangeable Preferred Units"), exchangeable for shares of Preferred Stock; (iii) $25 million in aggregate principal amount of 8.25% Exchangeable Debentures due 1999 (the "Exchangeable Debentures"), exchangeable for shares of Preferred Stock; (iv) a $2.0 million promissory note of the Operating Partnership (the "VC Note"), exchangeable for shares of Preferred Stock; and (v) a $4.8 million promissory note of the Operating Partnership (the "FS Note"), for shares of Common Stock. The Properties acquired by the Company in the formation transactions include (i) 14 Retail Properties and two Multifamily Properties (together, the "FWM Properties") that were managed by FWM prior to formation of the Company and which were acquired from partnerships affiliated with FWM (the "FWM Partnerships") and (ii) six Retail Properties (two of which were managed by FWM prior to formation of the Company) that were acquired from third parties.

      The Company currently owns approximately 83.8% of the partnership interests in the Operating Partnership. All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 27 Properties directly and 14 Properties are owned by lower tier partnerships or limited liability companies in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% partnership interest.

      The Operating Partnership also owns 100% of the non-voting Preferred Stock of FWM (entitled to 99% of the cash flow from FWM). FWM provides management, leasing and related services for the Properties. In addition to the Properties, as of December 31, 1996, FWM provides management, leasing and related services to 30 properties comprising approximately 3.2 million square feet of GLA for 16 third-party clients, including individual, institutional and corporate property owners. FWM is referred to herein as the "Management Company".

      The Company is incorporated in the State of Maryland with its headquarters located at 4350 East-West Highway, Suite 400, Bethesda, Maryland. The telephone number is (301) 907-7800. The Company has regional property management offices located in North Carolina, Pennsylvania and Virginia. The Company has approximately 70 employees.

Operating Strategies

      The Company seeks to increase cash flow and distributions, as well as the value of its portfolio, through intensive property management and strategic renovation and expansion of its properties and the opportunistic acquisition of additional neighborhood shopping centers within the Mid-Atlantic region, where the Company has extensive knowledge of local market growth patterns and economic conditions.

      Intensive Management. A key aspect of the Company's strategy is improving the operating performance of its properties over time through intensive property management. The Company seeks to increase operating margins through a combination of increasing revenues (through increased occupancy and/or rental rates), maintaining high tenant retention rates (i.e., the percentage of tenants who renew their leases upon expiration), and aggressively managing operating expenses.

      The Company believes that, as a fully integrated real estate organization with both owned and third-party managed properties, it enjoys significant operating efficiencies relative to many of its competitors that operate smaller, fragmented portfolios. These operating efficiencies are the result of economies of scale in operating expenses, more effective leasing and marketing efforts, and enhanced tenant retention levels. The Company also benefits from effectively spreading certain fixed property management and leasing costs over its entire owned and third-party managed portfolio. Management believes that the scope of the Company's portfolio, combined with the Principals' professional and community ties to the Mid-Atlantic region, enables the Company to develop long-term relationships with national and regional tenants which occupy multiple properties in its portfolio, which improves occupancy rates and tenant retention levels.

      Strategic Renovation and Expansion. The Company seeks to increase operating results through the strategic renovation and expansion of certain of the Properties. The Retail Properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants. In determining whether to proceed with a renovation or expansion, the Company considers both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation. The Company believes that the Retail Properties will provide opportunities for renovation and expansion.

      The following table sets forth information with respect to the Company's recent and ongoing renovations and expansions:

                                         Estimated
                                         Completion Estimated  Additional
Name             Description             Date       Cost       Square Feet

1996 Completed
Projects:
 Centre Ridge    Expansion -
                 Sears Paint & Hardware  Completed  $950,000       24,500
 Fox Mill        Expansion -
                 Giant Food              Completed       -(1)      10,560
 Glen Lea        Facade and
                 common area renovation  Completed    182,500           -
 Kenhorst Plaza  Expansion -
                 Sears Paint & Hardware  Completed  1,250,000      24,440
 Laburnum Square Facade and
                 common area renovation  Completed    182,600           -
 Potomac Plaza   Facade and
                 common area renovation  Completed    400,000           -
 Takoma Park     Expansion -
                 Shoppers Food Warehouse Completed        -(1)          -


1997 Projects:
 Centre Ridge     Expansion -
                  In-line retail         First Quarter 1997  $ 455,000    9,900
 Firstfield       Facade and
                  common area renovation First Quarter 1997    122,000        -
 First State      Expansion -
                  Shop Rite Supermarket  First Quarter 1997        -(1)   2,075
 Laburnum Square  Expansion -
                  Hannaford Bros.        First Quarter 1997    700,000   14,000
 Takoma Park      Facade and
                  common area renovation Second Quarter 1997   868,000        -
 Valley Centre    Expansion -
                  T.J. Maxx              First Quarter 1997    625,000    8,000
 Brafferton       Facade and
                  common area renovation Second Quarter 1997   212,000        -
 Kenhorst Plaza   Expansion -
                  Redner's Supermarket   Second Quarter 1997       -(1)   8,000
 Southside
 Marketplace      Facade and
                  common area renovation Second Quarter 1997   208,000        -
 Laburnum Park    Expansion -
                  Ukrops Supermarket     Fourth Quarter 1997       -(1)  10,000
 Valley Centre    Purchase of land
                  and development
                  of pad site            Fourth Quarter 1997 1,058,000    6,800


     (1) Paid by tenant.

     As a fully-integrated real estate organization, the Company maintains expertise in the development of new retail properties, having developed three of the FWM Properties containing approximately 525,000 square feet of GLA. Management believes the Company's principal anchor tenants and others present the Company with development opportunities which the Company may pursue.

     Opportunistic Acquisitions. Another principal component of the Company's strategy is the acquisition of additional neighborhood shopping centers within the Mid-Atlantic region. The Company will seek to acquire properties which are strategically located along major traffic arteries in well-established, densely populated communities. The Company typically selects properties in locations where it believes the supply of developable land and zoning restrictions impede the development of competing shopping centers and where tenants' location alternatives are limited.

     Through its third-party management, leasing and related service business and network of regional management and leasing offices, the Company is familiar with local conditions in its given markets. Because the Company's third-party clients frequently seek assistance with the revitalization and disposition of the properties, the Company believes it is in a unique position to ultimately acquire such properties. For example, prior to the formation of the Company, FWM provided property management and leasing services for two of the six properties acquired in the June 1994 offering and has subsequently acquired another property from a third-party client. The Company believes opportunities for neighborhood shopping center acquisitions are particularly attractive at this time because of the fragmentation in ownership of such properties, the limited amount of available capital for non-institutional owners of retail property, and the decline in the construction of new retail properties.

     When evaluating potential acquisitions, the Company will consider such factors as: (i) economic, demographic, and regulatory conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion, or retenanting of the property;
(viii) the property's current expense structure and the potential to increase operating margins; (ix) the ability of the Company to subsequently sell or refinance the property; and, (x) competition from comparable retail properties in the market area. The Company successfully completed the acquisition of six new properties in connection with the June 1994 Offering, purchased an additional seven properties during 1995 and an additional nine properties in 1996. In addition, the Company has acquired four new properties as described below in "Recent Developments".

Recent Developments

     On December 2, 1996, the Company completed a public offering of 1,500,000 shares of Common Stock (the "December 1996 Offering"). The shares of stock were priced at $21.75 per share, resulting in gross offering proceeds of $32.6 million. The Company netted $30.2 million after deducting the underwriters discount and offering expenses of $2.4 million.

     On December 30, 1996, an additional 155,000 shares of Common Stock were issued pursuant to the exercise of a portion of the underwriters over-allotment option. The Company received additional proceeds of $3.2 million net of underwriters discount.

     On December 19, 1996, the Company acquired Kings Park Shopping Center located in Burke, Virginia for an approximate price of $5.7 million. The center is anchored by Giant Food and CVS/Pharmacy. The acquisition was financed through the assumption of a $4.3 million first trust mortgage, issuance of approximately 36,000 Common Units to the seller of the property with a value of $0.8 million and $0.6 million cash. The mortgage loan bears interest at 9.00% per annum, is self amortizing over a 17 year period, and is due November 2014.

     On December 27, 1996, the Company acquired Newtown Square Shopping Center located in Newtown Square, Pennsylvania, for an approximate price of $11.7 million. The center is anchored by Acme Markets and Thrift Drug.
The property was financed from the proceeds of the December 1996 Offering.

     On December 30, 1996, the Company acquired Northway Shopping Center located in Millersville, Maryland for an approximate price of $9.1 million. The center is anchored by Metro Foods and Rite Aid. The acquisition was financed through the assumption of a $7.8 million mortgage, issuance of approximately 48,000 Common Units to the seller of the property with a value of approximately $1.1 million and $0.2 million in cash. The mortgage loan of $7.8 million was subsequently split into two loans. A first trust mortgage loan in the amount of $6.0 million bears interest at 8.5% per annum and is payable monthly based on a 25 year amortization schedule. The loan is due in January 2007. A second trust mortgage in the amount of $1.8 million bears interest at 10.25% per annum and is payable monthly based on a 28 year amortization schedule. The loan is due in August 1999.

     On January 24, 1997, the Company acquired City Line Shopping Center, located in Philadelphia, Pennsylvania for an approximate price of $14.8 million. The shopping center is anchored by Acme Market and Thrift Drugs. The acquisition was financed through the issuance of approximately 143,000 Common Units to the seller of the property with a value of approximately $3.4 million, assumed mortgage indebtedness of approximately $10.0 million, new indebtedness of $1.0 million and $0.4 million in cash. The mortgage loan bears interest at 8.00% per annum and is payable monthly based on a 24 year amortization schedule. The loan is due in October 2005.

     On January 28, 1997, the Company acquired Four Mile Fork Shopping Center located in Fredericksburg, Virginia for an approximate price of $5.7 million. The center is anchored by Safeway and CVS/Pharmacy. The acquisition was financed with proceeds of the December 1996 Offering.

     On January 28, 1997, the Company sold Thieves Market located in Alexandria, Virginia. The center was sold for an approximate price of $1.2 million.

     On January 31, 1997, the Company acquired Shoppes of Graylyn located in Wilmington, Delaware. The price of the property was $7.2 million. The center is anchored by Rite Aid. The acquisition was financed by a $3.8 million draw on the Company's line of credit, $.4 million from the proceeds of the sale of Thieves Market and $3.0 million in cash from the proceeds of the December 1996 Offering.

     On March 19, 1997 (effective March 1, 1997), the Company acquired Ashburn Farms Village Center located in Ashburn, Virginia for an approximate price of $9.2 million. The center is anchored by Superfresh Supermarket. The acquisition was financed with mortgage debt of $6.8 million, the issuance of approximately 55,000 Common Units to the seller of the property with a value of approximately $1.2 million, the issuance of approximately 9,500 Preferred Units to the seller of the property with a value of approximately $0.2 million and approximately $1.0 million in cash. The mortgage loan bears interest at LIBOR + 1.5% per annum and has an annual amortization of approximately $.1 million. The loan is due in January 2001.

Financing Strategies

     The Company intends to finance its acquisition and development activities with the most appropriate sources of capital available at the time, which may include undistributed funds from operations, the net proceeds from issuance of equity securities (including Operating Partnership units), bank and other institutional borrowings, sale of investments, and the issuance of debt securities.

     Future borrowings may be either on a secured or unsecured basis. The Company's ratio of debt to total market capitalization as of December 31, 1996 was approximately 47.0% (including the Exchangeable Debentures) and 40.3% excluding the Exchangeable Debentures. The Company is subject to a number of risks associated with borrowing, including the uncertainty associated with the ability of the Company to refinance mortgage indebtedness of approximately $110.1 million (including Exchangeable Debentures) at maturity dates ranging from 1998 to 2002, that the indebtedness might be refinanced on less favorable terms, that there is a lack of limitations on the amount of indebtedness that the Company may incur, that interest rates might increase on variable rate or refinanced indebtedness and that the Company's level of leverage may limit its ability to grow through additional debt financing.

Marketing and Promotion

     The Company engages in various marketing and promotional activities designed to increase consumer traffic, retail sales and percentage rents at its Properties.

Environmental Regulations

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

     All of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed, nor is management aware of any environmental liability that management believes would have a material adverse impact on the consolidated financial position, results from operations or liquidity, including the three situations discussed below. Management is unaware of any instances in which it would incur and be financially responsible for any material environmental costs if any or all Properties were sold, disposed or abandoned.

     Contamination caused by dry cleaning solvents has been detected in ground water below the Penn Station Shopping Center. The source of the contamination has not been determined. Potential sources include a dry cleaner tenant at the Penn Station Shopping Center and a dry cleaner located in an adjacent property. Sampling conducted at the site indicates that the contamination is limited and is unlikely to have any effect on human health. The Company has made a request for closure to the State of Maryland. Management believes that there is minimal exposure at this time, and therefore has not recorded an accrued environmental clean-up liability.

     Petroleum has been detected in the soil of a parcel adjacent to Fox Mill Shopping Center on property occupied by Exxon Corporation ("Exxon") for use as a gas station (the "Exxon Station"). Exxon has taken steps to remediate the petroleum in and around the Exxon Station, which is located down gradient from the Fox Mill Shopping Center. Exxon has agreed to take full responsibility for the remediation of such petroleum. Currently, the company is not aware of any contamination of the Company's property and none is expected to occur. In addition, a dry cleaning solvent has been detected in the groundwater below the Fox Mill Shopping Center. A groundwater pump and treatment system, approved by the Virginia Water Control Board, was installed in July 1992, and was operating until recently when the Control Board ordered quarterly sampling to determine if further remediation is necessary. The total cost of running the pumps and monitoring the contamination is estimated to be approximately $75,000 and will be expended over the course of the next three to four years. The previous owner of the Fox Mill Shopping Center has agreed to pay for these costs and has agreed to fully remediate the groundwater contamination to the extent required by the applicable regulatory authority. Management believes that there is minimal exposure at this time and, therefore, has not recorded an accrued environmental clean-up liability.

     A dry cleaning solvent has been detected in the soil and water below the Four Mile Fork Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any effect on human health. In addition, the previous owner of the Four Mile Fork Shopping Center has provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority. Management believes that there is minimal exposure at this time and, therefore, has not recorded an accrued environmental clean-up liability.

Insurance

     Under their leases, the Company's tenants are generally responsible for providing adequate insurance on the Properties they lease. The Company believes the Properties are covered by adequate fire, flood and property insurance provided by reputable companies. However, some of the Properties are not covered by disaster insurance with respect to certain hazards (such as earthquakes) for which coverage is not available or available only at rates which, in the opinion of the Company, are prohibitive.

Policies with Respect to Certain Activities

     The following is a discussion of certain investment, financing, conflicts of interest and other policies of the Company. These policies have been determined by the Company's Board of Directors and generally may be amended or revised from time to time by the Board of Directors without a vote of the stockholders.

Investment Policies

     Investments in Real Estate or Interests in Real Estate. The Company intends to conduct all its investment activities through the Operating Partnership for as long as the Operating Partnership exists. The Company's investment objective is to achieve stable and increasing cash flow available for distributions and, over time, to increase portfolio value through the intensive management, expansion  and  renovation  of its  properties,  by  developing  or  selectively acquiring additional retail properties, or by expanding its third-party management, leasing and related service business.

     The Company expects to pursue its investment objectives through the direct or indirect ownership of properties. The Company intends to primarily invest in or acquire retail properties concentrated in the Mid-Atlantic region. However, future development or investment activities will not be limited to any geographic area or product type or to a specified percentage of the Company's assets. The Company will not have any limit on the amount or percentage of its assets invested in one property. Subject to the percentage ownership limitations and gross income tests necessary for REIT qualification, the Company also may invest in securities of entities engaged in real estate activities or securities or other issuers, including for the purpose of exercising control over such entities, although it has not done so in the past. The Company may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with the Company's investment policies.

     Investments in Others. The Company also may participate with other entities in property ownership, through joint ventures or other types of ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity of the Company. The Company will not enter into a joint venture or partnership to make an investment that would not otherwise meet its investment policies.

     Investments in Real Estate Mortgages. While the Company has emphasized equity real estate investments, it may, in its discretion, invest in mortgages and other real estate and related interests, including securities of other REITs. The Company has not previously invested in mortgages or securities of other REITs and the Company does not presently intend to invest to a significant extent in mortgages or securities of other REITs. The Company may invest in participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property.

     Interim Investments. The Company may invest funds in deposits at commercial banks, money market accounts, certificates of deposit, government securities or other liquid investments (including GNMA, FNMA, and FHLMC mortgage-backed securities) as the Board of Directors deems appropriate.

Financing Policies

     The Company's current policy is to maintain a ratio of debt (excluding the Exchangeable Debentures) to total market capitalization of approximately 50% or less. As of December 31, 1996, the ratio of the Company's debt (including the Exchangeable Debentures) to total market capitalization was approximately 47.0% and the ratio of the Company's debt (excluding the Exchangeable Debentures) to total market capitalization was approximately 40.3%. The Company may, however, from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, the market value of its properties, growth and acquisition opportunities and other factors. There is no limit on the Company's ratio of debt-to-total market capitalization, and accordingly the Company may modify its borrowing policy and may increase or decrease its ratio of debt-to-total market capitalization. The Company may raise such capital through additional equity offerings, debt financing or retention of cash flow subject to provisions in the Code concerning transferability of undistributed REIT income, or a combination of these methods.

     The Company presently anticipates that most additional borrowings would be made through the Operating Partnership, although the Company may incur indebtedness, the proceeds of which may be reloaned to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of the Properties and may have full or limited recourse to all or any assets of the Company, the Operating Partnership or any new property-owning partnership. The Company anticipates that all or substantially all of the proceeds of any future sale of shares of capital stock will be transferred to the Operating Partnership in exchange for Units in the Operating Partnership.

     The Company intends to finance future acquisitions with the most advantageous sources of capital available at the time, which may include undistributed cash or the reinvestment of the proceeds from the disposition of assets. The Company may incur additional indebtedness to finance acquisitions through secured or unsecured borrowings. The Company may finance the properties through the issuance of additional partnership units in the Operating Partnership, shares of Common Stock, shares of Preferred Stock or other securities. In addition to the Exchangeable Debentures, which rank senior to the Common Stock and the Convertible Preferred Stock, the Company may also issue additional securities senior to the shares of Common Stock and Convertible Preferred Stock, including preferred shares and debt securities (either of which may be convertible into beneficial interests in the Company or be accompanied by warrants to purchase beneficial interest in the Company). The Company may acquire properties subject to seller financing, existing loans secured by mortgages, deeds of trust or similar liens. The Company may also obtain mortgage financing for properties it acquires and refinance its existing properties.

     To the extent the Company determines to obtain additional debt financing, the Company may do so generally through mortgage loans secured by liens on Properties. These mortgage loans may be recourse or non-recourse and may be cross-collateralized or contain cross-default provisions. The Company does not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments usually limit additional liens on such properties. Future credit facilities and lines of credit may be used for the purpose of making acquisitions or capital improvements or to provide working capital.

     The Company may incur indebtedness for purposes other than the acquisition of properties when it deems it advisable to do so. For example, the Company may borrow to meet the REIT taxable income distribution requirement under the Code if the Company has taxable income without receipt of cash sufficient to meet these distribution requirements. For short-term purposes, from time to time the Company may borrow under lines of credit or arrange for other short-term borrowings from banks or other sources. The Company's financing strategy may be reviewed from time to time and changed by the Board of Directors without a vote of the stockholders.

Conflict of Interest Policies

     The Company has adopted certain policies designed to reduce potential conflicts of interest. In general, the Company will not: (i) engage in any transaction with any director, officer or affiliate thereof involving the sale or disposition of any equity interest in Company property to such person; or
(ii) sell any of the FWM Properties, without approval of a majority of the Company's disinterested directors, and other transactions between the Company and any director or officer, or affiliate thereof, generally must be approved by a majority vote (or in certain cases by a unanimous vote) of the disinterested directors (including a majority of the independent directors) as being fair, competitive, and commercially reasonable and no less favorable to the Company than similar transactions between unaffiliated parties under the same circumstances. Such restrictions do not apply where such director, officer or affiliate has acquired the property for the sole purpose of facilitating its acquisition by the Company, and the total consideration paid by the Company does not exceed the cost of the property to such person (where the cost is increased by the person's holding costs and decreased by any income received by the person from the property) and no special benefit results to such person.

     Stuart D. Halpert, the Company's Chairman of the Board, and William J. Wolfe, the Company's President and Chief Executive Officer, are subject to certain conflict of interest restrictions as set forth in their employment agreements with the Company. Certain of the Company's independent directors generally may engage in real estate transactions which may be of the type conducted by the Company, but it is not anticipated that such transactions will have a material affect upon the Company's operations.

     There can be no assurance that these conflicts of interest policies will successfully eliminate the influence of potential conflicts of interest, and, if they are not successful, decisions could be made that might fail to reflect fully the interests of all stockholders.

Development Policies

     The Company anticipates that it will invest primarily in existing retail properties, although it also may invest in newly constructed properties or properties under development.

Policies with Respect to Other Activities

     The Company has authority to offer shares of Common Stock and Convertible Preferred Stock or other securities and to repurchase or otherwise reacquire its shares of Common Stock and Convertible Preferred Stock or any other securities and may engage in such activities in the future. The Company expects (but is not obligated) to issue shares of Common Stock to holders of Common Units in the Operating Partnership upon exercise of their exchange rights. The Company has no outstanding loans to other entities or persons, including its officers and trustees. The Company may in the future make loans to other persons with the approval of the independent directors. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issues other than the Operating Partnership, nor has the Company invested in the securities of other issuers other than the Operating Partnership and Management Company for the purpose of exercising control, and does not intend to do so.

     The Company intends to make investments in such a way that it will not be treated as an Investment Company under the Investment Company Act of 1940.

     The Company has delivered and intends to continue to deliver annual reports to its stockholders. At all times, the Company intends to make investments in such a manner as to qualify as a REIT, unless because of circumstances or changes in the Code (or the Treasury Regulations), the Board of Directors determines that it is no longer in the best interest of the Company to qualify as a REIT.

     The Company's policies with respect to all of the above activities may be reviewed and modified from time to time by the Company's Board of Directors without a vote of the stockholders.

     Certain statements in this Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks: risks associated with borrowing; limitations on the level of distributions payable on the Common Stock; the level of distributions on Common Stock that represent a return of capital for federal income tax purposes; general real estate investment and financing risks; risks associated with the Company's third-party business; possible conflicts of interest; limitations on the stockholders' ability to change control of the Company and failure of the Company to qualify as a REIT.

Item 2  Properties
      The following table sets forth certain information relating to the Properties as of December 31, 1996.

                     FIRST WASHINGTON REALTY TRUST, INC.
                            PROPERTY SUMMARY TABLE


                                                                  Significant
                                                                  Tenants
                                             Land                 (Lease
                                    Year     Area Leasable %      Expiration
Property           Location     Constructed (acr) Area(Sf) Leased Date)
 Maryland
Bryans Road        Bryans Road,                                   Safeway(2014),
Shopping Center    MD              1972      11.8 118,676  95.8   CVS/Pharmacy
                                                                  (1998)
Capital Corner     Landover,
Shopping Center    MD              1987       4.1  42,625  93.4   Burger King
                                                                  (2007), Dollar
                                                                  Bills (2001),
                                                                  Gallo Clothing
                                                                  (2001)
Clinton Square     Clinton,
Shopping Center    MD              1979       2.0  18,961 100.0   Mattress
                                                                  Discounters
                                                                  (1997)
Clopper's Mill     Germantown,
Shopping Center    MD              1995      14.2 137,952 100.0  Shoppers Food
                                                                 Warehouse
                                                                 (2015, CVS/
                                                                 Pharmacy(2006)
Festival At        Baltimore,
Woodholme          MD              1986       7.1  81,027 100.0  Sutton Place
                                                                 Gourmet(2006),
                                                                 Pier One
                                                                 Imports(1999)
Firstfield         Gaithersburg,
Shopping Center    MD              1978       2.4  22,504  93.3  Jerry's Sub
                                                                 (2010)
Northway           Millersville,
Shopping Center    MD              1987       9.6  91,276 100.0  Metro Foods
                                                                 (2007), Rite
                                                                 Aid (1997)
P.G. County        Beltsville,
Commercial Park    MD              1988       9.7 146,438  94.1  Montgomery
                                                                 Automotive
                                                                 (2006)
Penn Station       District Heights,
Shopping Center(2) MD              1989      22.5 334,970  99.1  Safeway (N/A),
                                                                 Service
                                                                 Merchandise
                                                                 (2006), Kid
                                                                 City Clothing
                                                                 (2003)
Rosecroft          Temple Hills,
Shopping Center    MD              1963       8.3 119,010  90.3  Food Lion
                                                                 (2015), Rite
                                                                 Aid (1998)
Southside          Baltimore,
Marketplace        MD              1990       9.1 125,146  95.1  Metro Foods
                                                                 (2016), Rite
                                                                 Aid (2001)
Takoma Park        Takoma Park,
Shopping Center    MD              1960       9.8 105,156  87.7  Shoppers Food
                                                                 Warehouse(2011)
Valley Centre      Owings Mills,
                   MD              1987      33.0 229,449  95.9  Weis Markets
                                                                 (2002), TJ Maxx
                                                                 (2007), Ross
                                                                 (1998), Sony
                                                                 Theatre (2005)
 Virginia
Brafferton Center  Garrisonville,
                   VA              1974       9.4  94,731  98.4  Giant Food
                                                                 (2009)
Centre Ridge       Centreville,
Marketplace        VA              1996      10.9 107,354 100.0  A&P Superfresh
                                                                 (2016), Sears
                                                                 Paint&Hardware
                                                                 (2007)
Chesapeake         Alexandria,
Bagel Building     VA           Late 1800's   0.1  11,288 100.0  Chesapeake
                                                                 Bagel Bakery
                                                                 (1998)
Davis Ford         Manassas,
Crossing           VA              1988      20.8 147,622  88.5  Weis Markets
                                                                 (2010), CVS/
                                                                 Pharmacy(2000)
Fox Mill           Reston,
Shopping Center    VA              1977      14.0  97,119  97.0  Giant Food
                                                                 (2018),
                                                                 Blockbuster
                                                                 (2001)
Glen Lea           Richmond,
Shopping Center    VA              1969       9.2  78,823 100.0  Winn Dixie
                                                                 (2005), Revco
                                                                 (2000)
Hanover Village    Mechanicsville,
Shopping Center    VA              1971       9.5  95,331  95.3  Rack `N Sack
                                                                 (2008), Rite
                                                                 Aid (1998)
Kings Park         Burke, VA       1966       8.6  76,212 100.0  Giant (2013),
                                                                 CVS/Pharmacy
                                                                 (1998)

Item 2  Properties



FIRST WASHINGTON REALTY TRUST, INC.
    PROPERTY SUMMARY TABLE
          (Continued)

                                                                     Significant
                                                                     Tenants
                                              Land                   (Lease
                                 Year         Area  Leasable  %      Expiration
Property             Location    Constructed  (acr) Area (Sf) Leased Date)

Laburnum Park(3)     Richmond,
                     VA          1988          9.3  113,992   100.0  Ukrops
                                                                     Supermarket
                                                                     (N/A), Rite
                                                                     Aid (2007)
Laburnum Square      Richmond,
                     VA          1975         11.4  109,405    98.2  Hannaford
                                                                     Brothers
                                                                     (2013),CVS/
                                                                     Pharmacy
                                                                     (1999)
Potomac Plaza        Woodbridge,
                     VA          1963          5.4   85,400    92.3  Western
                                                                     Sizzlin
                                                                     (2000),
                                                                     Aaron Rents
                                                                     (2001)
Thieves Market(6)    Alexandria,
                     VA          1946          2.3   15,835    75.3
North Carolina
Shoppes Of Kildaire  Cary,
                     NC          1986         14.0  148,205    98.9  Winn Dixie
                                                                     (2006)
 Pennsylvania
Colonial Square
Shopping Center      York,
                     PA          1955          2.9   27,488    98.8  Minich
                                                                     Pharmacy
                                                                     (1999),York
                                                                     National
                                                                     Bank (1999)
15th & Allen
Shopping Center      Allentown,
                     PA          1958          4.1   46,503    98.1  Laneco
                                                                     (2003),
                                                                     Thrift Drug
                                                                     (2004)
Kenhorst Plaza
Shopping Center      Reading,
                     PA          1990         19.2  161,434    99.2  Redners
                                                                     (2009),Rite
                                                                     Aid (2000)
Mayfair
Shopping Center      Philadelphia,
                     PA          1988          5.7  112,275    93.4  Shop 'N Bag
                                                                     Supermarket
                                                                     (2013),
                                                                     Thrift Drug
                                                                     (2006)
Newtown Square       Newtown
                     Square, PA  1960's-70's  14.4  137,569    91.7  Acme Market
                                                                     (1999),
                                                                     Thrift Drug
                                                                     (1999)
Stefko Boulevard     Bethlehem,
                     PA          1958-60-75   10.3  135,864    95.6  Laneco
                                                                     (2003),
                                                                     McCrory
                                                                     (1998)
Delaware
First State Plaza    New Castle
                     County,DE   1988         21.0  162,404   100.0  Shop Rite
                                                                     Supermarket
                                                                     (2009),
                                                                     Cinemark
                                                                     USA (2011)
South Carolina
Branchwood Apts      Charleston,
                     SC          1986          5.4  96 units   93.0
Broadmoor Apts       Charleston,
                     SC          1973         21.2  305 units  95.0
James Island
Shopping Center      Charleston,
                     SC          1967          6.5   88,557   100.0  Piggly
                                                                     Wiggly
                                                                     (2010),Rite
                                                                     Aid (1997)


                                                                     Significant
                                                                     Tenants
                                              Land                   (Lease
                                  Year        Area  Leasable  %      Expiration
Property              Location    Constructed (acr) Area(Sf)  Leased Date)
 Washington,DC
The Georgetown
Shops(1)              Washington,
                      DC          Late 1800's   0.3    22,052 100.0  Radio Shack
                                                                     (1999)
Connecticut
Avenue Shops          Washington,
                      DC          1954          0.1     3,000 100.0  Mill End
                                                                     Shop(1997)
                      Subtotal/
                      Average(4)              379.6 3,651,653  96.4
Post December 31, 1996
Acquisitions:
City Line
Shopping Center(5)    Philadelphia,
                      PA          1950's-60's  12.2   153,899  89.1  Acme Market
                                                                     (1999),
                                                                     Thrift Drug
                                                                     (1999),
                                                                     T.J. Maxx
                                                                     (2001),
                                                                     Rickels
                                                                     (1998)
Four Mile Fork        Fredericksburg,
                      VA          1975         10.3   101,262  91.8  Safeway
                                                                     (2000),
                                                                     CVS/
                                                                     Pharmacy
                                                                     (2001)
Shopping Center(5)
Shoppes of Graylyn(5) Wilmington,
                      DE          1971          5.0    65,746  92.9  Rite Aid
                                                                     (2016)
Ashburn Farm
Village Center(7)     Ashburn,VA  1996         10.2    88,948  98.6  A&P
                                                                     Superfresh
                                                                     (2016)
                      Subtotal/
                      Average                  27.5   409,855  90.8
                      Total/Average           417.3 4,061,508  96.0


(1) Represents five (5) historic retail shops all clustered in close proximity in the central shopping district in Georgetown, Washington, D.C. (2) Includes Safeway (50,000 sq.ft) and Bowling Alley (40,000 sq.ft) pad sites owned by others.
(3) Includes Ukrops Supermarket (43,500 sq ft) pad site owned by the tenant.
(4) Based on square footage of Retail Properties only.
(5) Under firm contract in December 1996, actual closing took place in January 1997.
(6) Sold in January 1997 for $1,200,000.
(7) Closed March 19, 1997.

Competition

      There are numerous commercial developers, real estate companies and other owners of real estate that operate in the Mid-Atlantic region and compete with the Company in seeking acquisition opportunities and tenants for its properties. In addition, retailers at the shopping centers face increasing competition from malls, factory outlet centers, discount shopping clubs, direct mail, telemarketing and the Internet.

      Retail Properties. The Properties consist of 39 Retail Properties and two Multifamily Properties located in Maryland, Virginia, North Carolina, Pennsylvania, Delaware, South Carolina and the District of Columbia. The Retail Properties are primarily neighborhood shopping centers containing a total of approximately 4.1 million square feet of GLA occupied by approximately 796 tenants. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 100,000 square feet of GLA. A substantial portion of the income from the Properties consists of rent received under long term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of these tenant leases provide for exclusion from some or all of these expenses. The Company's portfolio is comprised of a diversified tenant base, with no single tenant representing more than 2.7% of the Company's annualized minimum rent. All of the Retail Properties are managed by the Company. As of December 31, 1996, 60% of the Retail Properties' annualized minimum rents were derived from lease payments by national and regional tenants. As of December 31, 1996, the Retail Properties were 96.4% leased.

      Lease Expirations. The majority of leases on the Retail Properties provide for lease terms of between three and 20 years. The following table shows lease expirations (excluding renewal options) for the calendar years 1997 through 2035 and thereafter:

                                                  Percent
                 Approx   Percent of              of Total   Average
                 GLA in   Total GLA   Annualized  Annualized Annual
          No. of Square   Represented Minimum     Minimum    Rent
Year      Leases Feet     by Expiring Rent        Rent       per SF
                (in 000's)Leases      (in 000's)

1997      147      334         9.1%    $3,433       8.8%       $10.28
1998      137      426        11.6%     4,213      10.8%         9.89
1999      125      399        10.9%     4,488      11.5%        11.25
2000      103      354         9.7%     3,875       9.9%        10.95
2001      106      343         9.4%     4,467      11.4%        13.02
2002       38      147         4.0%     1,984       5.1%        13.50
2003       26      193         5.3%     1,851       4.7%         9.59
2004       16       66         1.8%       913       2.3%         0.00
2005       20      160         4.4%     2,004       5.1%        12.53
2006       27      220         6.0%     2,589       6.6%        11.77
Thereafter 51    1,018        27.8%     9,210      23.6%         9.05
           --    -----        -----     -----      -----         ----

          796    3,660        100.0%  $39,028     100.0%       $10.66
          ===    =====        ======  =======     ======       ======

      Tenant  Diversification.   The  following  table  sets  forth  information
regarding the Company's leases with its 20 largest tenants based upon annualized minimum rents:

                           Number                        Percentage of Aggregate
                           of            Annualized      Annualized Minimum
Tenant            GLA (SF) Properties    Minimum Rent    Minimum Rents
                                         (in 000's)

A&P Superfresh    112,167  2              $ 1,080                2.7%
Shoppers Food
Warehouse         129,113  2                1,075                2.7%
Metro Foods        93,292  2                  847                2.2%
Weis Markets       86,890  2                  786                2.0%
Rite Aid           92,168  8                  693                1.8%
Giant Food        121,518  3                  607                1.5%
CVS/Pharmacy       77,350  7                  528                1.3%
Safeway            74,851  2                  485                1.2%
Winn Dixie         79,000  2                  482                1.2%
Hollywood Video    22,366  3                  425                1.1%
Redner's
Supermarket        52,570  1                  417                1.1%
Shop Rite
Supermarket        55,244  1                  387                1.0%
Sony Theatres      32,058  1                  385                1.0%
Thrift Drug        36,662  4                  380                1.0%
T.J. Maxx          46,686  2                  360                0.9%
Laneco
Supermarket        95,075  2                  323                0.8%
Blockbuster
Video              17,715  3                  330                0.8%
Service
Merchandise        50,000  1                  325                0.8%
Cinemark USA       29,452  1                  302                0.8%
Sutton Place
Gourmet            14,207  1                  298                0.8%

Total            1,318,384                $10,519               26.7%


      Multifamily Properties. The two Multifamily Properties, comprising 401 units, are located in Charleston, South Carolina, in close proximity to one of the Retail Properties, effectively forming a single economic unit for management purposes. The Multifamily Properties comprise a relatively small portion of the Company's revenues (4.2% as of December 31, 1996), and the Company anticipates that its principal strategic focus will be the acquisition of additional retail properties.

      Significant Properties. As of December 31, 1996, two of the Properties, Penn Station Shopping Center and Valley Centre, either had a book value equal to or greater than 10% of the total assets of the Company or gross revenues which accounted for more than 10% of the Company's aggregate gross revenues. Set forth below is additional information with respect to such Properties.

      Penn Station Shopping Center. Penn Station is a 334,970 square foot shopping center occupied by 48 tenants and located at the intersection of Pennsylvania Avenue and Silver Hill Road in Prince George's County, Maryland, two miles outside of Washington, D.C. and one and one-half miles inside of the Capital Beltway. The center is fully-integrated with a Safeway Supermarket (50,000 square feet) and a bowling alley (40,000 square feet), both of which are owned by third parties. Other tenants include Service Merchandise, Blockbuster Video and Kid City Clothing. Penn Station was 99.1% leased as of December 31, 1996.

      Service Merchandise, a catalogue showroom and retailer, is the only tenant which occupies more than ten percent of the GLA at Penn Station, occupying 50,000 square feet of GLA under a lease which expires in February 2006 and having five renewal options of five years each. The annual minimum rent of the Service Merchandise lease is $325,000.

      The following table sets forth a schedule of lease expirations at Penn Station, assuming none of the tenants exercise renewal options:

                            Percent of                 Percent of    Avg Annual
          No. of GLA        Total GLA       Annualized Total         Minimum
Year      Leases in SF      Represented by  Minimum    Annualized    Rent
                 (in 000's) Expiring Leases Rent       Minimum Rent  per SF
                                                                     (in 000's)

1997        4      12         5.0%          $  188       6.6%           $15.67
1998        8      19         8.0%             275       9.6%            14.47
1999       13      36        15.1%             606      21.2%            16.83
2000        8      37        15.5%             411      14.4%            11.11
2001        5      16         6.7%             238       8.3%            14.88
2002        2       6         2.5%              97       3.4%            16.17
2003        2      20         8.4%             245       8.6%            12.25
2004        2      21         8.8%             186       6.5%             8.86
2005        2      16         6.7%             207       7.3%            12.94
2006        1      50        21.0%             325      11.4%             6.50
Thereafter  1       5         2.1%              78       2.7%            15.60
           --      --         ----           -----      -----           ------
           48     238       100.0%          $2,855     100.0%           $12.00
           ==     ===       ======          ======     ======           ======


         The following table sets forth the average annual rents per square foot of GLA and the percentage of GLA leased at Penn Station:

                             Average Annual
                             Minimum Rent                Percentage
                             per Square Foot             Leased

         1992                $11.64                      90.0%
         1993                $11.68                      94.7%
         1994                $11.64                      97.8%
         1995                $11.94                      98.3%
         1996                $11.70                      99.1%


      Depreciation (for tax purposes) on the Penn Station Property is taken on a straight line basis over 39 years, resulting in a rate of approximately 2.56% per year. Depreciation for book purposes in calculated on a straight-line basis over 31 1/2 years. At December 31, 1996, the federal tax basis of the Penn Station Shopping Center was approximately $21.4 million. The realty tax rate on the property is $3.45 per $100 of assessed value, resulting in a 1996 realty tax of approximately $269,000.

      Valley Centre. Valley Centre is a 229,449 square foot shopping center occupied by 27 tenants and located on U.S. Route 140, approximately two miles from the Baltimore Beltway (1-695) in Owings Mills, Maryland. The major tenants are Weis Supermarket, T.J. Maxx, Ross Stores, Annie Sez, Cosmetic Center and Sony Theatre. Valley Centre was 95.9% leased as of December 31, 1996.

      Four tenants, Weis Markets, T.J. Maxx, Ross Stores and Sony Theaters, each occupy in excess of 10% of the GLA at Valley Centre. Weis Markets, a supermarket, occupies 41,350 square feet of GLA under a lease which expires in May 2002 and has three renewal options of five years each. The annual minimum rent is $330,800, which is subject to a $1.00 per square foot increase for each option period. T.J. Maxx, a ladies apparel retailer, occupies 32,148 square feet of GLA under a lease which expires in May 2007 and has two renewal options of five years each. The annual minimum rent of the T.J. Maxx lease is $297,369, plus percentage rent equal to 2% of gross sales over $7.5 million. The rent increases $0.50 per square foot for each option period. Ross Stores, a ladies apparel retailer, occupies 27,618 square feet of GLA under a lease which expires January 1998 and has two renewal options of five years each. The annual minimum rent of the Ross Stores lease is $220,944, plus percentage rent equal to 2% of gross sales over approximately $11 million. The rental amounts for the renewal options are set at fixed amounts which average approximately 9.25% increase per option period. Sony Theaters, a movie theatre operator, occupies 32,058 square feet of GLA under a lease which expires February, 2005 and has three renewal options of five years each. The annual minimum rent of the Sony Theaters lease is $384,696 with an increase of $1.00 per square foot in the year 2000. Under the terms of the lease, the tenant pays percentage rent equal to 8% of gross sales over $4.8 million. The lease provides for rental increases of $0.50 per square foot for each option period.

      The following table sets forth a schedule of lease expirations at Valley Centre for the next ten years, assuming none of the tenants exercise renewal options.

                            Percent of                 % of Total  Avg Annual
           No. of GLA       Total GLA       Annualized Annualized  Minimum Rent
Year       Leases in SF     Represented by  Minimum    Minimum     Rent per SF
                  (in 000's)Expiring Leases Rent       Rent        (in 000's)

1997        5       34        15.5%          $    312    12.1%     $9.18
1998        3       39        17.8%               367    14.2%      9.41
1999        2        7         3.2%               123     4.8%     17.57
2000        5       18         8.2%               344    13.3%     19.11
2001        3       19         8.7%               233     9.0%     12.26
2002        5       61        27.9%               627    24.2%     10.28
2003        1        2         0.9%                36     1.4%     18.00
2004        0        0         0.0%                 0     0.0%      0.00
2005        1       32        14.6%               417    16.1%     13.03
2006        0        0         0.0%                 0     0.0%      0.00
Thereafter  2        7         3.2%               126     4.9%     18.00
           --      ---         ----           -------    -----     -----
           27      219       100.0%           $ 2,586   100.0%     11.81
           ==      ===       ======            ======   ======     =====


      The following table sets forth the average rents per square foot of GLA and the percentage of GLA leased at Valley Centre:

                                      Average Rent                    Percentage
                                     per Square Foot                    leased

         1992                            $10.55                          98.0%
         1993                            $10.86                         100.0%
         1994                            $11.10                          99.4%
         1995                            $11.42                         100.0%
         1996                            $11.40                          95.9%

      Depreciation (for tax purposes) on Valley Centre is taken on a straight-line basis over 39 years, resulting in a rate of approximately 2.56% per year. At December 31, 1996, the federal tax basis of Valley Centre was approximately $22.5 million. Depreciation for book purposes is calculated on a straight-line basis over 31 1/2 years. The realty tax rate on Valley Centre is approximately $3.07 per $100 of assessed value, resulting in a 1996 realty tax of approximately $293,000.

Mortgages, Notes and Loans Payable

      Information relating to future maturities of mortgages, notes and loans payable at December 31, 1996 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operation and footnotes 5 and 6 to the Consolidated Financial Statements included with this Form 10-K and is incorporated by reference herein.

Item 3.  Legal Proceedings

      The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company's liability insurance. In the opinion of management of the Company, such litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1996.

                                                      PART II


Item 5.  Market for the Registrant's Common Equity and Related
Shareholder Matters

(a)  Market Information

      The Company's Common Stock and Preferred Stock began trading on the NASDAQ National Market System on June 27, 1995. On August 13, 1996, the Company's common and preferred stock began trading on the New York Stock Exchange under the symbol FRW. The high and low market values of the Company's Common Stock for 1995 and 1996 are as follows:

                                                                 Distributions
                                High               Low           Per Share

1995
         Third Quarter         $18.00            $17.00                $.4875
         Fourth Quarter         18.50             17.00                 .4875
1996
         First Quarter          19.00             17.75                 .4875
         Second Quarter         20.50             18.25                 .4875
         Third Quarter          21.25             19.25                 .4875
         Fourth Quarter         23.63             20.13                 .4875


(b)  Holders of Record

         As of March 25, the approximate number of holders of record of the Common Stock was 73.

(c)  Dividends

         The Company intends to make quarterly distributions to its common and preferred stockholders. Quarterly distributions made during 1996 are as follows:

Record Date             Payment Date                           Amount Per Share

Common Stock
  February 1, 1996      February 15, 1996                         $0.4875
  May 1, 1996           May 15, 1996                              $0.4875
  August 1, 1996        August 15, 1996                           $0.4875
  November 1, 1996      November 15, 1996                         $0.4875

Preferred Stock
  February 1, 1996      February 15, 1996                         $0.6094
  May 1, 1996           May 15, 1996                              $0.6094
  August 1, 1996        August 15, 1996                           $0.6094
  November 1, 1996      November 15, 1996                         $0.6094


      The actual cash flow that the Company will realize will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowing, the ability of lessee's to meet their obligations to the Company, unanticipated capital expenditures and dividends received from the Company's interest in FWM. Future distributions paid by the Company will be at the discretion of the Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code") and such other factors as the Directors of the Company deem relevant.

      For the fiscal year ended December 31, 1996, 75.6% of the distributions made on the Common Stock represented a return of capital for federal income tax purposes.

Recent Sales of unregistered equity securities

      (a)     Securities sold

              The following table sets forth the date of sale,  title and amount
              of   unregistered   securities  sold  by  the  Company  since  its
              incorporation on April 25, 1994:

               Date of Sale        Title                Amount

               04/28/94            Common Stock               100 shares
               06/27/94            Common Stock         1,574,359 shares
               06/27/94            Preferred Stock      1,920,000 shares
               06/27/94            Preferred Units        352,000 units
               06/27/94            Common Units           347,056 units
               06/01/95            Common Units            95,877 units
               06/30/95            Preferred Stock        358,000 shares
               11/15/95            Preferred Stock         36,189 shares
               01/04/96            Common Units           120,785 units
               03/20/96            Common Units           171,910 units
               03/20/96            Preferred Units         67,609 units
               12/19/96            Common Units            36,266 units
               12/30/96            Common Units            48,013 units
               01/24/97            Common Units           143,385 units
               03/19/97            Common Units            55,335 units
               03/19/97            Preferred Units          9,538 units


      (b)     Underwriters and other purchasers

              i. April 28, 1994 Sales. Underwriters were not retained in connection with the sale of these securities. These shares were "founders shares" sold to officers and directors of the Company.

              ii. June 27, 1994 Sales. Friedman, Billings, Ramsey & Co., Inc. ("FBR") acted as placement agent and as the initial purchaser with respect to such sales of Common Stock and Preferred Stock. Such sales were made in a private placement to "accredited investors". Underwriters were not retained in connection with the sale of Common Units and Preferred Units. The Preferred Units were issued to the sellers of Davis Ford Crossing and Mayfair Shopping Center, "accredited investors". The Common Units were issued to certain investors in the partnership that owned certain of the properties that were transferred to the Company at its formation.

              iii.June 1, 1995 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Festival at Woodholme Shopping Center, an "accredited investor".

              iv. June 30, 1995 Sales. Underwriters were not retained in connection with the sale of these securities. These shares were issued to the sellers of The UDR Properties, an "accredited investor".

              v. November 15, 1995 Sales. Underwriters were not retained in connection with the sale of these securities. These shares were issued to the seller of Firstfield Shopping Center, an "accredited investor".

              vi. January 4, 1996 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Stefko Boulevard Shopping Center and 15th and Allen Shopping Center, an "accredited investor".

              vii.March  20,  1996  Sales.  Underwriters  were not  retained  in connection with the sale of these securities. These units were sold to the seller of Clopper's Mill Village Shopping Center, an "accredited investor".

              viii. December 19, 1996 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Kings Park Shopping Center, an "accredited investor".

              ix. December 30, 1996 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Northway Shopping Center, an "accredited investor".

              x. January 26, 1997 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of City Line Shopping Center, an "accredited investor".

              xi. March 19, 1997 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Ashburn Farm Village Shopping Center, an "accredited investor".

      (c)     Consideration

              i. April 28, 1994 Sales. The aggregate offering price of the shares of Common Stock was $100. There were no underwriting discounts or commissions with respect to such securities.

              ii. June 27, 1994.

              a) The Company received approximately $73.0 million in consideration for the sale of 1,282,051 shares of Common Stock and 1,920,000 shares of Convertible Preferred Stock. As compensation for acting as initial purchaser and placement agent in connection with the sale of such shares, FBR received from the Company an initial purchaser discount, placement agent fees and a financial advisory fee which totaled $5.0 million in the aggregate. The shares of Common Stock and Convertible Preferred Stock were sold to "accredited investors".

              b) 189,744 shares of Common Stock were issued to four executive officers and directors of the Company in exchange for the contribution of promissory notes (the "FWM Notes") having a value of approximately $3.7 million. No underwriting fees or commissions were paid in connection with the issuance of such shares.

              c) 102,564 shares of Common Stock were issued to Farallon and its affiliate in consideration for Farallon's agreement to fund approximately $2.0 million of the expenses of June 1994 Offering. Concurrent with the issuance of such shares the Company also made a cash reimbursement of approximately $1.1 million to Farallon.

              d) The Preferred Units were issued, in addition to debt assumption of $16.3 million, in consideration for the purchase of two shopping centers. These units were valued, at such time, at $8.8 million.

              e) The Common Units were issued in consideration for certain properties transferred to the Company at the time of its formation. These units were valued, at such time, at approximately $6.8 million.

              iii.June 1, 1995 Sales. These units were issued in exchange for property having a value of approximately $1.6 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

              iv. June 30, 1995 Sales. These shares were issued, in addition to cash payment of $12.2 million, in consideration for the UDR Properties. These shares were valued, at such time, at $8.1 million. There were no underwriting discounts or commissions with respect to such securities.

              v. November 15, 1995 Sales. These shares were issued, in addition to a seller purchase note of $2.5 million and a cash payment of $100,000, in consideration for the purchase of Firstfield Shopping Center. These shares were valued, at such time, at $0.8 million. There were no underwriting discounts or commissions with respect to such securities.

              vi. January 4, 1996 Sales. These units were issued, in addition to cash payments of $9.4 million, in consideration for the purchase of two shopping centers. These units were valued, at such time, at approximately $2.2 million. There were no underwriting discounts or commissions with respect to such securities.

              vii.March 20, 1996 Sales. These units were issued, in addition to cash payments of $14.5 million, in consideration for the purchase of Clopper's Mill Village Shopping Center. These units were valued, at such time, at approximately $3.3 million (Common Units) and $1.6 million (Preferred Units).

              viii. December 19, 1996 Sales. These units were issued in exchange for property having a value of approximately $1.4 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

              ix. December 30, 1996 Sales. These units were issued in exchange for property having a value of approximately $1.3 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

              x. January 24, 1997 Sales. These units were issued in exchange for property having a value of approximately $4.8 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

              xi. March 19, 1997 Sales. These units were issued in exchange for property having a value of approximately $3.8 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

      (d)     Exemption from registration claimed.

              Each of the transactions is exempt from  registration  pursuant to
      Section 4(2) of the Securities Act of 1933, as amended (the "Act").

      (e)     Terms of Conversion

              The Preferred Units are exchangeable for Preferred Stock on a one for one basis. The Common Units are exchangeable, at the Company's option, for cash equal to the fair market value of a share of Common Stock at the time of exchange or one share of Common Stock. Holders of the Convertible Preferred Stock have the right, exercisable on or after May 31, 1999, to convert shares of Convertible Preferred Stock (with each share of Convertible Preferred Stock valued at the current Liquidation Preference Amount of $25.00 per share) into shares of Common Stock at a conversion price of $19.50 per share of Common Stock, subject to adjustment upon the occurrence of certain events.

Item 6.  Summary of Selected Financial Data

      The following table sets forth selected financial and portfolio information on the Company, and on a combined basis for its predecessor business, and should be read in conjunction with the discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and all of the consolidated financial statements and notes thereto included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION (1)

                                              Year Ended December 31,
                                   1996       1995       1994     1993     1992
                                  (dollars in thousands, except per share data)
OPERATING DATA
 Revenues:
  Minimum Rent                  $31,925    $23,276    $14,701  $10,594  $10,242
  Tenant reimbursements           6,704      4,362      2,823    1,889    1,642
  Percentage rent                   664        495        255       68      114
  Third-party fees                    -      1,912      4,396    3,095    1,400
  Other income                    1,672      1,447        508      245      310
                                -------    -------    -------  -------  -------
   Total revenues                40,965     29,580     20,199   17,192   15,403
                                 ------     ------    -------  -------  -------

 Expenses:
  Operating and maintenance      10,270      7,229      6,299    5,137    4,726
  General and administrative      3,137      2,831      1,356    2,665    2,115
  Interest                       14,986     11,230      9,301    7,909    8,144
  Depreciation and amortization   8,019      5,808      4,579    2,721    2,514
                                 ------     ------    -------  -------  -------
   Total expenses                36,412     27,098     21,535   18,432   17,499
                                 ------     ------    -------  -------  -------

Income (Loss) before
 income from Management
 Company, extraordinary
 item, minority interest
 and distributions to
 Preferred Stockholders          4,553      2,482     (1,336)  (1,240)  (2,096)
Income from Management Company     221        449        500     -        -
                                ------     ------    -------  --------    -----
Income (Loss) before
 extraordinary item, minority
 interest and distribution
 to Preferred Stockholders       4,774      2,931       (836)  (1,240)  (2,096)
Extraordinary item                 -          -         2,251    2,665     -
                                -------    ------     -------  --------   -----
Net income                                                    $  1,425 $(2,096)
                                                               =======  =======
Income before minority interest
 and distributions
 to Preferred Stockholders       4,774      2,931      1,415
Income allocated to
 minority interest                (694)      (602)    (1,101)

Income before distributions
 to Preferred Stockholders       4,080      2,329        314
Distributions to Preferred
 Stockholders                   (5,641)    (5,117)    (1,811)
                               --------   --------  ---------
Loss allocated to
 Common Stockholders           $(1,561)   $(2,788)   $(1,497)
                               ========   ========   =======
Net loss per Common
 Share (2)                      ($0.46)    ($1.19)    ($0.95)
                               ========    =======    ======
Shares of Common Stock
 (in thousands)                  3,367      2,351      1,574
                                =======     ======    =======

BALANCE SHEET DATA:
  Rental properties, gross    $314,235   $228,092   $175,213  $87,749  $87,299
  Total assets                $313,613   $227,405   $172,487  $81,056  $82,798
  Mortgage and other
  notes payable               $167,047   $116,182   $ 89,858  $92,382  $93,918
  Debentures                   $25,000    $25,000   $ 25,000   -        -
  Total Liabilities           $198,375   $145,241   $117,925  $96,216  $99,235
  Minority Interest            $16,661    $11,088   $  8,580     -        -
  Stockholders equity
  (deficit)                    $98,577    $71,076   $ 45,982 $(15,160)$(16,437)

PORTFOLIO PROPERTY DATA
(end of period):
  Retail Occupancy               96.4%       96.0%     96.2%    95.4%    94.6%
  Number of retail
  properties                       36          27        20       14       14
  Number of multi-family
  properties                        2           2         2        2        2
  Average rent (3):
  Retail properties
  (per square feet)            $10.44      $10.28    $10.08    $9.16    $9.07
  Multi-family properties
  (per unit)                     $392      $  407    $  407     $407     $401
  Retail Properties GLA
    (thousands of sf)           3,652       2,668     2,014    1,186    1,186
  Multi-family properties
  (number of units)               401         401       401      401      401

OTHER DATA:
  Funds From Operations(4)(5) $14,290     $10,539
  Cash flow from operating
  activities                  $11,616     $10,003    $3,164     $831   $1,037
  Cash flow (used in)
  investing
  activities                  (56,994)    (29,884)  (56,236)    (450)  (1,636)
  Cash flow provided by
  (used in)
  financing activities         49,352      26,574    53,615     (529)     367


(1)   See Item 7 Management's Discussion and Analysis of Financial Condition
and Results of Operation.
(2) Net loss per share is based on the weighted average total shares of Common Stock outstanding. Because the Company's income is based on its percentage interest in the Operating Partnership's income, the net loss per share would be unchanged for the periods presented even if the Common Units were exchanged for Common Stock of the Company.
(3) Represents base rent divided by square feet or units, as applicable, for the annualized 12-month period.
(4) The Company considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. On March 3, 1995, NAREIT adopted the NAREIT White Paper on Funds From Operations (the "NAREIT White Paper") which provided additional guidance on the calculation of Funds From Operations. Funds From Operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds of Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or of ability to make distributions. (5) Before minority interest and distributions to Preferred Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-K.

Comparison of the year ended December 31, 1996 to the year ended December 31,
1995

         For the year ended December 31, 1996, net loss allocated to common shareholders decreased by $1,227,000 from a net loss of $2,788,000 to a net loss of $1,561,000, when compared to the year ended December 31, 1995, primarily due to an increase in revenues offset by increases in expenses and distributions to holders of Convertible Preferred Stock.

         Total revenues increased by $11,385,000 or 38.5%, from $29,580,000 to $40,965,000, due primarily to an increase in minimum rents of $8,649,000 and tenant reimbursements of $2,342,000. The increases were primarily due to the acquisition of Festival at Woodholme on June 1, 1995 (resulting in only seven months revenues being included in the year ended December 31, 1995), Glen Lea, Hanover Village, Laburnum Park and Laburnum Square on July 1, 1995 (resulting in only six months revenues being included in the year ended December 31, 1995), Kenhorst Plaza on October 12, 1995 (resulting in only three months revenues being included in the year ended December 31, 1995), and Firstfield Shopping Center on November 15, 1995 (resulting in only one and a half months revenues being included in the year ended December 31, 1995) (together the "1995 Acquisitions"), Stefko Boulevard and 15th & Allen Shopping Centers on January 4, 1996, Clopper's Mill Village on March 20, 1996, Centre Ridge Marketplace on March 29, 1996, Takoma Park on April 29, 1996, Southside Marketplace on June 7, 1996, Kings Park on December 19, 1996, Newtown Square on December 28, 1996 and Northway Shopping Center on December 30, 1996 (together the "1996 Acquisitions").

         Property operating and maintenance expense increased by $3,041,000, or 42.1%, from $7,229,000 to $10,270,000, due primarily to the purchase of the 1995 and 1996 Acquisitions.

         General and administrative expenses increased by $306,000, or 10.8%, from $2,831,000 to $3,137,000, due primarily to the accrual of performance bonuses of $155,000 and an initial NYSE listing fee of $115,000.

         Interest expense increased by $3,756,000, or 33.4%, from $11,230,000 to $14,986,000, due primarily to the financing of the 1995 and 1996 Acquisitions.

         Depreciation  and  amortization  expenses  increased by $2,211,000,  or
38.1%,  from  $5,808,000  to  $8,019,000,   primarily  due  to  an  increase  in
depreciable basis due to the purchase of the 1995 and 1996 Acquisitions.

         During 1996, distributions payable to owners of the Convertible Preferred increased by $524,000 from $5,117,000 to $5,641,000 primarily due to the issuance of an additional 358,000 shares in June 1995 and the issuance of 36,189 shares of Preferred Stock in November 1995.

         Net cash flow provided by operating activities increased from $10.0 million in 1995 to $11.6 million in 1996, primarily due to the acquisition of new properties during 1996 and realizing the full years operations from properties purchased in 1995 and improved property performance. Net cash flows used in investing activities increased from $29.9 million in 1995 to $57.0 million in 1996 primarily due to an increase in the amount of property acquisitions during 1996. Net cash flow provided by financing activities increased from $26.6 million to $49.4 million primarily due to an increase in the amount of equity capital raised and an increase in proceeds from mortgage notes due to an increase in acquisitions in 1996 resulting in more financing needs.

Comparison of the year ended December 31, 1995 to the year ended December 31,
1994

         For the year ended December 31, 1995, net loss allocated to common shareholders increased by $1,291,000 from a net loss of $1,497,000 to a net loss of $2,788,000, when compared to the year ended December 31, 1994, primarily due to an increase in expenses and distributions to holders of Convertible Preferred Stock, offset by increases in revenues and a decrease in income allocated to minority interest.

         Total revenues increased by $9,381,000 or 46.4%, from $20,199,000 to $29,580,000, due primarily to an increase in minimum rents of $8,575,000 and tenant reimbursements of $1,539,000, partially offset by a decrease in third-party fees of $1,912,000 due to the change in the ownership of the Management Company from voting to nonvoting stock and the related change in the method of accounting for the Management Company, effective June 27, 1994. The increases were primarily due to the purchase of the six properties (" 1994 Acquisitions") on June 27, 1994 resulting in only six months revenues being included in the year ended December 31, 1994 and the acquisition of the 1995 Acquisitions.

         Property operating and maintenance expense increased by $930,000, or 14.8%, from $6,299,000 to $7,229,000, due primarily to the purchase of the 1994 Acquisitions on June 27, 1994 resulting in only six months of expenses being included in the year ended December 31, 1994 and the purchase of the 1995 Acquisitions. Property operating and maintenance expenses as a percentage of total revenues decreased from 31% in 1994 to 24% in 1995 primarily due to savings in property management fee expenses due to the increased size of the Company's portfolio and a reduction in the reserve for allowance for doubtful accounts.

         General and administrative expenses increased by $1,475,000, or 108.8%, from $1,356,000 to $2,831,000, due primarily to compensation paid or payable in company stock in the amount of $1,800,000 to key employees.

         Interest expense increased by $1,929,000, or 20.7%, from $9,301,000 to $11,230,000, due primarily to the 1995 Acquisitions.

         Depreciation and amortization expenses increased by $1,229,000, or 26.8%, from $4,579,000 to $5,808,000, primarily due to an increase in depreciable basis due to the purchase of the 1995 Acquisitions and a full years depreciation on the 1994 Acquisitions.

         During 1995, distributions payable to owners of the Convertible Preferred increased by $3,306,000 from $1,811,000 to $5,117,000 primarily due to the preferred stock being outstanding for only six months in 1994 and the issuance of an additional 358,000 shares during 1995. Income allocated to minority interest decreased by $499,000 from $1,101,000 to $602,000 for the year ended December 31, 1995 primarily because all pre-June 27, 1994 income was allocated to minority interests in 1994, partially offset by increased earnings in 1995. During 1994 there was extraordinary income of $2,251,000. There was no such item during 1995.

         Potomac Plaza's occupancy rate as of December 31, 1995 was 75.3%. The Company has recently completed a renovation of the shopping center which should increase the marketability of the property. As of December 1996, the occupancy increased to 92.3%. Broadmoor Apartments occupancy was 71.9% as of December 31, 1995 primarily due to the closing of the Charleston, South Carolina Naval Base. Broadmoor has historically relied on the Navy Base as a source of tenants. The Company has completed an exterior renovation of the property and has renamed the property Park Place. These activities have increase the marketability of the apartment. The occupancy is currently 95%.

         Net cash flow provided by operating activities increased from $3.2 million in 1994 to $10.0 million in 1995, primarily due to the acquisition of new properties during 1995 and realizing the full years operations from properties purchased in 1994 and improved property performance. Net cash flows used in investing activities decreased from $56.2 million in 1994 to $29.9 million in 1995 primarily due to a decrease in the amount of property acquisitions during 1995. Net cash flow provided by financing activities decreased from $53.6 million to $26.6 million primarily due to a decrease in the amount of equity capital raised and a decrease in proceeds from mortgage notes due to a decrease in acquisitions in 1995 resulting in less financing needs.

Comparison of the year ended December 31, 1994 to the year ended December 31,
1993


         For the year ended December 31, 1994, net income decreased by $2,922,000 from a net income of $1,425,000 to a net loss of $1,497,000, when compared to the year ended December 31, 1993, primarily due to an increase in depreciation and amortization expense, interest expense, distributions to holders of Convertible Preferred Stock, and an allocation of income to minority interests, offset by an increase in revenues.

         Total revenues increased by $3,007,000 or 17.5%, from $17,192,000 to $20,199,000, due primarily to an increase in minimum rents of $4,107,000 and tenant reimbursements of $934,000, partially offset by a decrease in third-party fees of $2,484,000 due to the change in the ownership of the Management Company from voting to nonvoting stock and the related change in the method of accounting for the Management Company, effective June 27,

1994. The increases were primarily due to the purchase of the 1994 Acquisitions on June 27, 1994 resulting in six months revenues being included in the year ended December 31, 1994.


         Property operating and maintenance expense increased by $1,162,000, or 22.6%, from $5,137,000 to $6,299,000, due primarily to the purchase of the 1994 Acquisitions on June 27, 1994 resulting in six months expenses being included in the year ended December 31, 1994.


         General and administrative expenses decreased by $1,309,000, or 49.1%, from $2,665,000 to $1,356,000, due primarily to the change in accounting for the Management Company on June 27, 1994, resulting from the change in ownership from voting to non-voting stock. Prior to June 27, 1994, the expenses of the Management Company were consolidated with the properties. Subsequent to June 27, 1994, activity of the Management Company is being reflected using the equity method of accounting.

         Interest expense increased by $1,392,000, or 17.6%, from $7,909,000 to $9,301,000, due primarily to the amortization of loan costs associated with the $38,500,000 Nomura loan (including amortization of the interest rate cap in the amount of $510,000), issuance of $25,000,000 Debentures, assumption of
$14,400,000 of debt related to the 1994 Acquisitions and amortization of deferred loan costs associated with the modification of existing debt.

         Depreciation and amortization expenses increased by $1,858,000, or 68.3%, from $2,721,000 to $4,579,000, primarily due to an increase in depreciable basis due to the purchase of the 1994 Acquisitions. During 1994, there were distributions of $1,811,000 payable to owners of the Convertible Preferred Stock. There was no similar item during the year ended December 31, 1993. There was $1,101,000 of income allocated to the minority interests during the year ended December 31, 1994. There was no similar item during the year ended December 31, 1993.

         Net cash flow provided by operating activities increased from $0.8 million in 1993 to $3.2 million in 1994, primarily due to improved property performance and income from the Management Company. Net cash flows used in investing activities increased from $0.5 million in 1993 to $56.2 million in 1994 due primarily to the purchase of the 1994 Acquisitions in the amount of $76.1 million (net of debt assumed of $14.4 million) and the issuance of Exchangeable Preferred Units of $8.8 million. Net cash flow provided by financing activities increased from a use of $0.5 million in the 1993 to a source of $53.6 million in 1994. The increase was primarily due to proceeds from the Exchangeable Debentures, sale of Common Stock, sale of Convertible Preferred Stock and new mortgage borrowings, offset by repayments of mortgage notes.

Liquidity and Capital Resources

         In 1996, the Company continued to expand its portfolio of neighborhood shopping centers. During the year, the Company acquired nine shopping centers for an aggregate acquisition cost of $81.5 million. The acquisitions were primarily located in the metropolitan areas of Philadelphia, Baltimore and Washington, D.C. The acquisitions increased the Company's portfolio by 963,000 square feet. The Company financed the acquisitions through the issuance of both Common and Preferred Units of $9.0 million, new or assumed mortgage indebtedness of $51.3 million and cash of $21.2 million. The cash was provided by both draws on the Company's lines of credit ($9.5 million) and from proceeds of the June 1995 and December 1996 offerings ($11.7 million).

         Since January 1, 1997, the Company acquired four additional properties for an aggregate acquisition cost of $36.9 million. The acquisitions were financed through the issuance of Common and Preferred units of $4.8 million, new or assumed mortgage indebtedness of $17.8 million and cash of $14.3 million. The cash was provided by both draws on the Company's lines of credit ($5.2 million), proceeds from the sale of a property ($0.4 million) and the remaining proceeds of the December 1996 Offering ($8.7 million).

         During 1996, the Company renovated four of its properties for an aggregate cost of approximately $1.6 million. The company also expanded two properties (Kenhorst Plaza and Centre Ridge Marketplace) for an aggregate cost of $2.2 million. These expansions added 48,940 square feet to the properties.

         During 1997, the Company expects to renovate a minimum of three properties for an aggregate cost of $.5 million. The Company also plans to expend at a minimum approximately $2.8 million for the purchase of an out-parcel and the expansion of two of its properties (Centre Ridge Marketplace and Valley Centre). These expansions will add approximately 24,700 quare feet to the properties. These expansions and renovations are expected to be financed primarily through a combination of draws on the Company's lines of credit and mortgage financing.

         The Company expects to continue its renovation and acquisition program for the remainder of 1997. However, the level of future acquisitions is dependent on the Company's ability to raise additional capital through equity offerings.

         On March 26, 1997, the Company filed a $175 million shelf registration statement with the Securities and Exchange Commission, which allows for the issuance of debt or equity.

Indebtedness

         The following table sets forth certain information regarding the indebtedness of the Company (excluding the Exchangeable Debentures) as of December 31, 1996:

                                        Projected
                                        Annual
                              Face      Interest                Balance Due
                    Interest  Amount    Payments     Maturity   at Maturity (5)
Mortgage Loans      Rate     (in thous) (in thous)   Date (1)   (in thousands)
--------------      --------  --------  ----------   ---------  ---------------

Branchwood
 Apartments(11)       6.50%   $ 2,121    $ 138       01/01/97       $2,121
Broadmoor
 Apartments           6.50%     3,826      249       06/30/99        3,826
Bryans Road
 Shopping Center(11)  8.00%       150       12       01/29/97          150
Capital Corner
 Shopping Center      6.50%     3,587      233       05/25/99        3,587
Centre Ridge
 Marketplace(11)      7.67%     7,853      602       03/28/02        7,853
Chesapeake
 Bagel Building       6.50%       735       48       07/01/01          735
Clinton Square
 Shopping Center      6.50%     1,312       85       05/25/99        1,312
Clopper's
 Mill Village         7.18%    14,358    1,031       03/21/06       11,599
Colonial
 Shopping Center(2)   8.25%     1,528      126       02/20/20        1,528
Connecticut
 Avenue Shops         6.50%       626       41       05/25/99          626
Davis Ford;
 First State Plaza;
 James Island;
 Valley Centre
 and Bryans Road(3)   7.09%    38,500    2,730       07/01/99       38,500
Festival at Woodholme 9.60%    11,589    1,113       04/30/00       11,196
Fifteenth & Allen
 and Stefko
 Boulevard(9)         7.75%     6,002      465       01/11/06        4,891
Firstfield
 Shopping Center      7.50%     2,497      187       12/01/05        2,233
FSNote(6)             5.00%     4,800      240       07/01/00        4,800
Glen Lea,
 Hanover Village,
 Laburnum Park
 and Laburnum
 Square(7)            8.57%    13,952    1,196       10/31/05       10,746
Kings Park
 Shopping Center      9.00%     4,315      388       11/30/14            -
Mayfair
 Shopping
 Center(4)(8)         6.10%     7,265      443       06/24/10        3,235
Northway
 Shopping Center      8.50%     6,000      510       01/01/07        4,920
Northway
 Shopping Center     10.25%     1,759      180       08/01/99        1,718
Penn Station
 (Phase II)           7.50%     3,500      263       07/01/99        3,500
P.G. County           7.31%     4,150      303       06/06/98        4,150
Potomac Plaza
 Shopping Center      7.00%     3,656      256       07/01/99        3,656
Rosecroft
 Shopping Center      6.50%     2,000      130       05/25/99        2,000
Shoppes of
 Kildaire(12)         6.50%     7,919      515       05/31/06        5,524
Southside
 Marketplace          8.75%     8,065      706       07/01/05        7,244
Takoma Park(10)       8.50%     2,945      250       04/01/99        3,150
The Georgetown
 Shops                6.50%     1,654      108       07/01/99        1,654
Thieves
 Market(11)           7.08%       734       52       04/30/99          734
                    -------    ------   -------

TOTALS                       $167,398  $12,600                    $147,188
                             ======== ========                    ========


(1) Except for Centre Ridge Marketplace, Colonial Shopping Center, Penn Station (Phase II), Potomac Plaza Shopping Center, Takoma Park Shopping Center, the FS Note and the Lines of Credit, all the properties are subject to mortgages which contain prepayment penalties, typically calculated using a yield maintenance formula.
(2) The debt service on this mortgage loan floats at 2.75% above the applicable one-year treasury bill rate.
(3) This debt (the Nomura Mortgage Loan) is collateralized by these five properties. The Company has entered into an interest rate swap agreement which fixes the rate at 7.09% for the period July 1, 1996 through June 30, 1999.
(4) The debt service on this mortgage loan is determined based upon a variable rate of interest, plus a credit enhancement fee of 2.0%. The variable interest rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the Bond Obligations equal to par plus accrued interest, based on comparable issues in the market.
(5) Branchwood Apartments, P.G. County Commercial Park, Shoppes of Kildaire and Thieves Market amounts reflect a reduction of the outstanding balances of the mortgages due to amortization which was escrowed at the closing of the June 1994 Offering for the remaining loan term in the amounts of $36,000, $507,000, $259,000 and $66,000, respectively.

(6) Excludes a $351,000 discount recorded on the FS Note due to its below market interest rate. Such discount is being amortized over the life of the loan using the effective interest method.
(7)      This debt is collateralized by these four properties.
(8) This debt matures in the year 2010. However, the letter of credit enhancer expires in June 1998.
(9) This debt is collateralized by these two properties. The loan can be extended through January 11, 2021. The interest rate adjusts to the greater of the initial interest rate plus five percentage points or the T-bill rate plus five percentage points.
(10) The interest rate on this mortgage floats at 0.25% above the prime rate.
(11)     Subsequently paid off in 1997.
(12)     The interest rate adjusts to 7.75% effective July 1, 1997.

         As of December 31, 1996, the Company had total mortgage notes of approximately $167.0 million, which consisted of approximately $159.7 million in indebtedness collateralized by 35 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond Obligations") of approximately $7.3 million collateralized by one of the properties. Of the Company's indebtedness, $19.6 million (11.7%) is variable rate indebtedness and $147.4 million (88.3%) is at a fixed rate. The fixed rate indebtedness has interest rates ranging from 5.0% to 10.25%, with a weighted average interest rate (excluding the Bond Obligations) of 7.7%, and will mature between 1997 and 2021, with a weighted average remaining  term to  maturity  of 5.8 years.  A large  portion  of the  Company's indebtedness will become due by 2000, requiring balloon payments of $2.3 million in 1997, $4.1 million in 1998, $63.2 million in 1999 and $16.0 million in 2000.
From 1997 through 2021, the Company will have to refinance an aggregate of approximately $147.2 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

         On June 27, 1994, the Company borrowed $38.5 million under new mortgage loans (collectively, the "Nomura Mortgage Loan") collateralized by five of the Properties. These loans, which bear interest at 30-day LIBOR (5.375% at December 31, 1996) plus 2.0% and mature on July 1, 1999, are closed to prepayment for 48 months and can be prepaid thereafter based on a 1.50% declining prepayment penalty. To mitigate its exposure to these variable rate loans, the Company entered into a five year interest rate protection agreement for a notional amount of $38.5 million that is effective through the loans maturity, and caps the interest rate at 6.20% for year one, 6.70% for year two, and 7.70% for years three through five. The financing cost of the interest rate protection agreement of approximately $3.2 million, is being amortized over the life of the agreement using the effective interest rate method resulting in an effective interest rate on the Nomura Mortgage Loan of approximately 8.9% per annum. The estimated fair market value of the interest rate protection agreement, as determined by the issuing financial institution, was approximately $0.5 million at December 31, 1996.

         In December 1995, the Company entered into two interest rate swap contracts with a notional amount of $38.5 million. The Company intends to hold such contracts, the first of which commences in July 1996 and expires in June 1999 and the second of which commences in July 1999 and expires in December 2003, until their expiration dates. The purpose of the swaps is to fix the interest rate on the $38.5 million Nomura loan through its expiration date of June 1999 at 7.09% and to mitigate any interest rate exposure upon refinancing the loan by fixing the LIBOR rate at 6.375% for the period beginning July 1999 through December 2003. Under the terms of the interest rate contract, the Company will be paying a fixed rate of 5.09% to the other party to the contract (the "Counter Party") through June 1999 and a fixed rate of 6.375% through December 2003. The Company will be receiving variable payments from the Counter Party based on 30-day LIBOR through December 2003. The Counter Party has as collateral a $2.4 million restriction on the $5.8 million line of credit it provided the Company (see below). The fair market value of each of the interest rate swaps is determined by the amounts at which they could be settled. If the Company had settled these agreements with the Counter Party on December 31, 1996, the Company would have received approximately $0.8 million.

         Concurrently with the June 1994 Offering, the Operating Partnership effected a private placement of $25.0 million aggregate principal amount of Exchangeable Debentures. The Debentures are exchangeable in the aggregate for 1,000,000 shares of Preferred Stock of the Company, subject to adjustment. Interest on the Debentures is payable quarterly, in arrears. The Debentures mature on June 27, 1999. The rights of holders of Common Stock and Preferred Stock are effectively subordinated to the rights of holders of Debentures. The Debentures are collateralized by a first mortgage on two of the Properties.

         The Company currently has three collateralized revolving lines of credit (the "Lines of Credit"). The Company has a collateralized revolving line of credit of up to $5.8 million from First Union Bank. Loans under the line of credit will bear interest at LIBOR plus two percent (2%) per annum, and will mature on June 30, 1998. Loans under the line of credit will be collateralized by a first mortgage lien on Brafferton Shopping Center. The Company has an additional collateralized revolving line of credit of approximately $8.25 million with Mellon Bank. This line is collateralized by Kenhorst Plaza and expires March 29, 1998. Loans under this line will bear interest at LIBOR plus two percent (2%). As of December 31, 1996, there were no outstanding balances under the Lines of Credit.

         On January 31, 1997, the Company closed a $25 million line of credit with Corestates Bank. The line is collateralized by Shoppes of Graylyn, Newtown Square, Four Mile Fork and Centre Ridge Marketplace, bears interest at LIBOR plus 1.50% and expires January 31, 2000.

         The Lines of Credit are available to fund acquisitions, renovations, expansions and other working capital requirements. Definitive agreements with respect to the Lines of Credit contain customary representations, warranties and covenants.

         The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations and draws on its Lines of Credit. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity needs through 1997.

         The Company expects to meet certain long-term liquidity requirements such as development, property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, including the Lines of Credit and the issuance of additional equity securities. The Company also expects to use funds available under the Lines of Credit to fund acquisitions, development activities and capital improvements on an interim basis.

         During 1999, $88.2 million of the Company's indebtedness becomes due, including the $25.0 million Exchangeable Debentures. The Company believes that it will be able to retire this debt through either a refinancing of the debt using the properties as collateral, an equity offering or a combination of both. The Company currently believes that the loan-to-values on the properties are at a level that will enable the Company to fully refinance the loans without an additional requirement for capital.

         The Company has elected to qualify as a REIT for federal income tax purposes. To maintain its status as a REIT, the Company is required, among other items, to pay dividends to its shareholders of at least 95% of its taxable income. The Company intends to make quarterly distributions to its shareholders from operating cash flow.

Inflation, Economic Conditions

         Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenant's gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company periodically evaluates its exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating rate loans. The Company, as a general policy, endeavors to obtain fixed rate financing.

         The Company's financial results are affected by general economic conditions in the markets in which its properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The Retail Properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which usually offer day-to-day necessities rather than luxury items. These types of tenants, in the experience of the Company, generally maintain more consistent sales performance during periods of adverse economic conditions.

Recent Accounting Developments

         In February of 1997, Statement of Financial Accounting Standard No. 128 "Earnings per share" (FAS 128) was issued. The statement establishes standards for computing and presenting earnings per share and will be effective for financial statements issued for periods ending after December 15, 1997.
Management has yet to assess the impact of the standard on the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements and Supplementary Data of First Washington Realty Trust, Inc. and Subsidiaries are listed and included under Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None.

                                                     PART III

Item 10.  Directors and Executive Officers of the Company*

Item 11.  Executive Compensation*

Item 12.  Security Ownership of Certain Beneficial Owners and Management*

Item 13.  Certain Relationships and Related Transactions*

         *The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Company's Annual Meeting of Shareholders presently scheduled for May 16, 1997.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.       The following documents are filed as part of this report.

         1. The Consolidated Financial Statements of First Washington Realty Trust, Inc. and Subsidiaries.

                    See Index to Financial Statements on Page F-1 included herein.

         2.         Financial Statement Schedules.

B.       Reports on Form 8-K

                    There was an 8-K report filed November 5, 1996.

C.       Exhibits - pursuant to Item 601 of Regulation S-K

         3.1         Articles of Incorporation of the Company (4)
                    (amendment and originals)

         3.2         Bylaws of the Company. (5)

         10.1 First Amended and Restated Agreement of Limited Partnership of First Washington Realty Limited Partnership. (5)

         10.2 Promissory Note in the principal amount of $38.5 million dated June 27, 1994 from the Company in favor of Nomura Asset Capital Corporation. (5)

         10.3 Cash Collateral Account Security, Pledge and Assignment Agreement among JFD Limited
                     Partnership, Greenspring Associates Limited Partnership and FW-Bryans Road Limited Partnership as borrowers, and Nomura Asset Capital Corporation, as Lender. (5)

         10.4 Indemnity, Pledge and Security Agreement dated June 27, 1994 between the Operating
                     Partnership, Stuart D. Halpert, William J. Wolfe, Lester Zimmerman and Jack E. Spector. (5)

         10.5 Term Loan Agreement dated as of June 27, 1994 between the Company and First State Plaza
                     Associates Limited Partnership. (5)

         10.6 Letter Agreement dated February 22, 1995, between First Washington Realty Limited Partnership and Woodholme Properties Limited Partnership. (5)

         10.7 Purchase Agreement dated March 30, 1995, between First Washington Realty Trust, Inc. and
                     United Dominion Realty Trust, Inc. (5)

         10.8 Contribution Agreement dated May 3, 1995, between First Washington Realty Limited Partnership and Woodholme Properties Limited Partnership (5)

         10.9 Real Estate Purchase Agreement dated May 1, 1995 between First Washington Realty Trust, Inc.
                     and United Dominion Realty Trust, Inc. (2)

         10.10 Form of Registration Rights Agreement between First Washington Realty Trust, Inc. and United
                     Dominion Realty Trust, Inc. (2)

         10.11 Commitment Letter dated May 29, 1995 from the Lutheran Brotherhood to First Washington
                     Realty Trust, Inc. (2)

         10.12 Real Estate Purchase Agreement dated August 18, 1995 between First Washington Realty Limited
                     Partnership and Kenhorst Plaza Associates, L.P. (3)

         10.13 Deed of Trust and Security Agreement dated October 6, 1995 between First Washington Realty Limited Partnership and Luthern Brotherhood and Deed of Trust Note of even date therewith. (3)

         10.14 Real Estate Purchase Agreement dated August 18, 1995 between First Washington Realty Limited
                     Partnership and Kenhorst Plaza Associates, L.P. (*)

         10.15 Deed of Trust and Security Agreement dated October 6, 1995 between First Washington Realty
                     Limited Partnership and Lutheran Brotherhood and Deed of Trust Note of even date therewith. (*)

         10.16 Real Estate Purchase Agreement dated November 15, 1995, by and between First Washington
                     Realty Trust, Inc. and Firstfield Center Duncan Limited Partnership. (*)

         10.17 Contribution Agreement dated October 30, 1995, by and between First Washington Realty Limited
                     Partnership and Carriage Associates Limited Partnership.(*)

         10.18 Purchase Money Deed of Trust dated November 15, 1995, by and between First Washington
                     Realty Limited Partnership and Army and Air Force Mutual Aid Association. (*)

         10.19 Mortgage, Assignment of Leases and Rents and Security Agreement dated January 4, 1996, by and between Allenbeth Associates Limited Partnership
                     (First Washington Realty Trust, Inc. is the sole general partner) and Nomura Asset Capital Corporation. (*)

         10.20 Real Estate Purchase Agreement dated February 1, 1996, by and between First Washington Realty
                     Limited Partnership and Centre Ridge Development L.P. (*)

         10.21 Agreement to Sell Real Estate dated March 28, 1996, by and between First Washington Realty
                     Limited Partnership and Super Fresh Food Markets of Virginia, Inc. (*)

         10.22       Contribution Agreement dated March 20, 1996
                     (effective as of March 1, 1996), by and between First Washington Realty Limited Partnership and Brian G. McElwee, Richard W. Ireland, John
                     H. Donegan, Stacy C. Hornstein, Sweet Gum Tree, L.L.C. and Wendy A. Seher. (*)

         10.23 Amendment and Restatement of Deed of Trust, Assignment and Security Agreement dated March
                     21, 1996 by and between Clopper's Mill Village Center, J.C. Timothy R. Casgar and Margaret
                     Everson-Fischer, Trustees, and Jackson National Life Insurance Company. (*)

         10.24 Credit Line Deed of Trust and Security Agreement dated March 28, 1996, by and between First
                     Washington Realty Limited Partnership, Sam T. Beale and Barry Musselman, as Trustees, and South Trustees, and South Trust Bank of Alabama, N.A. (*)

         10.25 Real Estate Purchase Agreement dated October 23, 1995, by and between First Washington Realty
                     Limited Partnership and 6875 New Hampshire Avenue Partnership. (*)

         10.26 Purchase Money Deed of Trust and Security Agreement dated April 24, 1996, by and between First
                     Washington Realty Limited Partnership and Nicoletta R. Parker and Margaret H. Biewin, as
                     Trustees.  (*)

         10.27 Purchase Agreement dated April 4, 1996, by and between First Washington Realty Limited
                     Partnership and Michael F. Klein, Philip E. Klein, Jeffrey F. Klein, George Arconti, Professional
                     Real Estate Services, Inc., H.S. Taylor White, Rick C. Klein and William S. Berman. (*)

         10.28 Indemnity Deed of Trust, Security Agreement, and Assignment of Rents and Leases dated June 28, 1995, by and between Southside Marketplace Limited Partnership in favor of Fleet Management and Recovery Corporation. (*)

         10.29       First Washington Realty Trust, Inc.  Restricted
                     Stock Plan. (*)

         10.30 The Contingent Stock Agreement dated June 30, 1996, by and between First Washington Realty
                     Trust, Inc.  and William J.  Wolfe.  (*)

         10.31 The Contingent Stock Agreement dated June 30, 1996, by and between First Washington Realty
                     Trust, Inc.  and Stuart D.  Halpert. (*)

         10.32 Restricted Stock Agreement dated June 30, 1996, by and between First Washington Realty Trust,
                     Inc.  and William J.  Wolfe.  (*)

         10.33 Restricted Stock Agreement dated June 30, 1996, by and between First Washington Realty Trust,
                     Inc.  and Stuart D.  Halpert.  (*)

         10.34 Contribution Agreement dated October 21, 1996, by and between Contingent Realty Investor
                     Corp., JHP Development Company, Inc., J. Mark Shapiro, John A. Luetkemeyer, Jr., James Stone
                     Trustee for Mary Luetkemeyer, James Stone Trustee for Julia Luetkemeyer, James Stone Trustee for Anne Luetkemeyer, Tripec Associates, J.P. Herbert Rochlin and JHJ Investment Limited
                     Partnership and First Washington Realty Limited Partnership. (*)

         10.35 Contribution Agreement dated October 22, 1996, by and between Isadore Shooster, Harry
                     Shooster, Donald Shooster, David Shooster, Daniel Shooster, Myra Gerson, Richard and Helaine
                     Gordon, David and Michele Saland and Fairless Hills S.C. Associates and First Washington Realty
                     Limited Partnership.  (*)

         10.36 Real Estate Purchase Agreement dated October 15, 1996, by and between Graylyn Shopping
                     Center Associates, L.P. and First Washington Realty Limited Partnership. (*)

         10.37 Real Estate Purchase Agreement dated October 3, 1996, by and between VOL Properties
                     Corporation and First Washington Realty Limited Partnership. (*)

         10.38 Real Estate Purchase Agreement dated September 23, 1996, by and between Newtown Square
                     Associates, L.P. and First Washington Realty Limited Partnership.(*)

         10.39 Contribution Agreement dated October 22, 1996, by and between Kings Park Associates and First
                     Washington Realty Limited Partnership.  (*)

         10.40 Revolving Credit Loan Agreement dated January 31, 1997 between Corestates Bank, N.A. and
                     First Washington Realty Limited Partnership.  (4)

         10.41 Contribution Agreement dated March 19, 1997, by and between Ashburn Farms Village Center, L.L.C. and First Washington Realty Limited Partnership. (4)

         21.1        List of Subsidiaries (4)

         23.1        Consent of Coopers & Lybrand L.L.P. (4)

         27          Financial Data Schedule (4)


                                   Executive Compensation Plans and Arrangements

         10.43 The 1994 Stock Option Plan of First Washington Realty Trust, Inc., First Washington Realty
                     Limited Partnership and First Washington
                     Management, Inc.  (5)

         10.45 Employment Contract, dated June 30, 1996, between the Company and Stuart D. Halpert (*)

         10.46 Employment Contract, dated June 30, 1996, between the Company and William J. Wolfe (*)

         10.52       Stock Option Agreement between the Company and
                     William J. Wolfe (1)

         10.53 Stock Option Agreement between the Company and Stuart D. Halpert (1)

         10.54 Stock Option Agreement between the Company and Jeffrey S. Distenfeld (1)

         10.55 Stock Option Agreement between the Company and James G. Blumenthal (1)

         10.56 Stock Option Agreement between the Company and James G. Pounds (1)

         10.57 Stock Option Agreement between the Company and Stanley T. Burns (1)

         10.58 Stock Option Agreement between the Company and Matthew J. Hart (1)

         10.59 Stock Option Agreement between the Company and William M. Russell (1)

         10.60 Stock Option Agreement between the Company and Heywood Wilansky (1)


(*)   Incorporated herein by reference from the Company's
      Registration Statement on Form S-11 (No.  333-15423).

(1) Incorporated herein by reference from the Company's
    Form 10-K filed on March 31, 1995.

(2) Incorporated herein by reference from Amendment No.2 to the Company's Registration Statement on Form S-11 (No. 33-93188).

(3) Incorporated herein by reference to the Company's Form 10-Q filed on November 11, 1995 for the quarter ended September 30, 1995.

(4)   Filed herewith.

(5)   Incorporated herein by reference from the Company's
      Registration Statement on Form S-11 (No. 33-83960).

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FIRST WASHINGTON REALTY TRUST, INC.


                            By:   /s/ William J. Wolfe
                                  William J. Wolfe
                                  President and Chief Executive Officer
                                  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                   Title                               Date

 /s/ Stuart D. Halpert      Chairman of the Board of Directors  March 28, 1997
--------------------------
Stuart D. Halpert

 /s/ William J. Wolfe       President, Chief Executive Officer, March 28, 1997
--------------------------
William J. Wolfe            Director

/s/ Lester Zimmerman        Executive Vice President, Director  March 28, 1997
--------------------------
Lester Zimmerman

 /s/ James G. Blumenthal    Chief Financial Officer             March 28, 1997
--------------------------
James Blumenthal

 /s/ Stanley T. Burns       Director                            March 28, 1997
--------------------------
Stanley T. Burns

 /s/ Matthew J. Hart        Director                            March 28, 1997
--------------------------
Matthew J. Hart

/s/ William M. Russell      Director                            March 28, 1997
--------------------------
William J. Russell

/s/ Heywood Wilansky        Director                            March 28, 1997
--------------------------
Heywood Wilansky

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page

-- Report of Independent Accountants...................................    F- 2
-- Consolidated Balance Sheets as of December 31, 1996 and 1995........    F- 3
-- Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994..................................    F- 4
-- Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1996,
     1995 and 1994.....................................................    F- 5
-- Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994..................................    F- 6
-- Notes to the Consolidated Financial Statements......................    F- 7
-- Schedule II -- Valuation and Qualifying Accounts....................    F-26
-- Schedule III -- Real Estate and Accumulated Depreciation............    F-27

                                             REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of First Washington Realty Trust, Inc.

       We have audited the consolidated financial statements and the financial statement schedules of First Washington Realty Trust, Inc. and Subsidiaries, as more fully described in Note 1, listed in the index on page F-1 of the Form 10-K. These financial statements and financial statement schedules are the responsibility of the management of First Washington Realty Trust, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Washington Realty Trust, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







                                                 COOPERS & LYBRAND L.L.P.



Washington, D.C.
January 31, 1997, except for Note 16,
as to which the date is March 26, 1997

         FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                    as of December 31, 1996 and 1995
                (dollars in thousands except share data)

                                -----------

                                                 1996                   1995
                                                --------               ------

                                     ASSETS

Rental properties:
  Land                                          $61,959               $ 42,420
  Buildings and improvements                    252,276                185,672
                                                -------               --------
                                                314,235                228,092
  Accumulated depreciation                      (30,450)               (22,775)
                                                --------              --------
  Rental properties, net                        283,785                205,317

Cash and equivalents                             11,780                  7,806
Tenant receivables, net                           4,639                  3,214
Deferred financing costs, net                     4,403                  5,690
Other assets                                      9,006                  5,378
                                               --------               --------
          Total assets                         $313,613               $227,405
                                               ========               ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                       $167,047               $116,182
  Debentures                                     25,000                 25,000
  Accounts payable and accrued expenses           6,328                  4,059
                                             ----------              ---------
          Total liabilities                     198,375                145,241

Minority interest                                16,661                 11,088

Stockholders' equity:
  Common stock $.01 par value;
  90,000,000 shares
     authorized; 4,946,245 and 3,189,549
     shares issued and
     outstanding, respectively                       49                     32
  Convertible preferred stock $.01 par value;
     3,750,000 shares designated; 2,314,189 shares
     issued and outstanding
     (aggregate liquidation preference
     of $57,855)                                     23                     23
  Additional paid-in capital                    116,068                 80,699
  Accumulated distributions in excess of
     earnings                                   (17,563)                (9,678)
                                              ----------            -----------
          Total stockholders' equity             98,577                 71,076
                                              ---------              ---------
          Total liabilities and
          stockholders' equity                 $313,613               $227,405
                                               ========               ========





                                        The accompanying notes are an integral part of these consolidated financial statements.

          FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          for the years ended December 31, 1996, 1995 and 1994
               (dollars in thousands, except share data)
                             -----------

                                     1996             1995              1994
                                   -------          --------          ------

Revenues:
     Minimum rents                 $31,925           $23,276           $14,701
     Tenant reimbursements           6,704             4,362             2,823
     Percentage rents                  664               495               255
     Other income                    1,672             1,447             2,420
                                    ------           -------         ---------
          Total revenues            40,965            29,580            20,199
                                   -------           -------           -------

Expenses:
     Property operating and
     maintenance                    10,270             7,229             6,299
     General and administrative      3,137             2,831             1,356
     Interest                       14,986            11,230             9,301
     Depreciation and amortization   8,019             5,808             4,579
                                    ------            ------            ------
          Total expenses            36,412            27,098            21,535
                                   -------           -------           -------

Income  (loss)  before  income
     from  Management  Company,
     extraordinary  item,
     minority interest and
     distributions to
     Preferred Stockholders         4,553             2,482            (1,336)

Income from Management Company        221               449               500
                                  -------           -------           -------

Income (loss) before
     extraordinary item,
     minority interest and
     distributions to
     Preferred Stockholders         4,774             2,931              (836)

Extraordinary item - Gain on
     early extinguishment
     of debt and debt
     restructuring                    -                  -               2,251
                                 ---------         ---------           -------

Income before minority
    interest and distributions
    to Preferred Stockholders       4,774             2,931             1,415

Income allocated to minority
    interest                         (694)             (602)           (1,101)
                                 ---------         --------         ----------

Income before distributions
     to Preferred Stockholders      4,080             2,329               314

Distributions to
     Preferred Stockholders        (5,641)           (5,117)           (1,811)
                                 ---------         ---------        ----------

Loss allocated to Common
     Stockholders                 $(1,561)          $(2,788)          $(1,497)
                                  ========          =======          =========

Net loss per Common Share          $(0.46)           $(1.19)           $(0.95)
                                  ========           ======          =========

Weighted average shares of
     Common Stock, in thousands     3,367             2,351             1,574
                                    ======            ======           =======


                                        The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 for the years ended December 31, 1996, 1995 and 1994
                               (dollars in thousands)
                                       ---------

                                         Addtl    Accumul
                                Convert  Paid     Distrib
                        Common  Prefrd   in       in Excess    Accumul
                        Stock   Stock    Capital  of Earnings  Deficit    Total

Balance,
  December 31, 1993                                          $(15,160) $(15,160)

Common stock
  issued in
  connection
  with June 1994
  Offering
  (1,282,051 shares)     $13             $24,987                         25,000
Common stock
  issued in
  exchange for
  $4 million
  note due from
  Management
  Company (189,744 shares) 2                  (2)
Stock issued
  to Farallon
  (102,564 shares)         1               1,999                          2,000
Convertible
  Preferred Stock
  issued in
  connection with
  June 1994 Offering
  (1,920,000 shares)               $19    47,981                         48,000
Cost of
 raising capital                         (11,902)                       (11,902)
Net income                                             $314     875       1,189
Cash distributions                                   (2,612) (2,039)     (4,651)
Pre-reorganization
 contributions                                                1,772       1,772
Adjustment for
  deconsolidation
  of Management
  Company                                                      (204)       (204)
Reclassification
  of accumulated
  deficit upon
  reorganization                         (14,756)            14,756           -
Reclassification
  of minority
  interest                                   (62)                           (62)
                          --        --    -------    -------  ------     -------
Balance,
 December 31, 1994        16        19    48,245     (2,298)    -        45,982

Net Income                                            2,329               2,329
Issuance of
 Common Stock
 (1,528,393 shares)       15              27,114                         27,129
Issuance of
 Preferred Stock
 (358,000 shares)                    4     8,051                          8,055
Issuance of
 Common Stock for
 compensation
 (66,666 shares)           1               1,182                          1,183
Issuance of
 Preferred Stock
 (36,189 shares)                     0       787                            787
Cost of raising
 capital                                  (2,808)                        (2,808)
Cash distributions                                   (9,709)             (9,709)
Exchange of
  common units for
  common shares
  (20,131 shares)                            119                            119
Adjustment for
  minority interest's
  ownership of the
  Operating Partnership                   (1,991)                        (1,991)
                          --        --    -------    -------    -------  -------

Balance,
 December 31, 1995        32        23    80,699     (9,678)       -     71,076

Net Income                                            4,080               4,080
Issuance of
 Common Stock
 (1,655,000 shares)       17              35,979                         35,996
Cost of raising
 capital                                  (2,561)                        (2,561)
Cash distributions                                  (11,965)            (11,965)
Exchange of
 common units for
 common shares
 (17,416 shares)                              83                             83
Adjustment for
 minority interest's
 ownership of the
 Operating Partnership                     1,868                          1,868

                         ---       ---  --------  ----------  --------  --------
Balance,
 December 31, 1996       $49       $23  $116,068   $(17,563)     $ -    $98,577
                         ===      ====  ========   =========  ========= ========


                                          The accompanying notes are an integral
                                          part of these  consolidated  financial
                                          statements.

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1996, 1995 and 1994
                           (Dollars in thousands)
                                  --------

                                             Year Ended December 31,
                                      1996              1995              1994
                                    --------          --------          ------

Operating activities:
  Income before distributions
     to Preferred Stockholders       $4,080            $2,329              $314
  Adjustment to reconcile net
     cash provided by
     operating activities:
     Income allocated to
     minority interest                  694               602             1,101
     Depreciation and
     amortization                     8,019             5,808             4,579
     Amortization of deferred
     financing costs and
     loan discounts                   2,167             2,260             1,308
     Compensation paid or
     payable in company stock         1,649             1,800                 -
     Provision for uncollectible
     accounts                           527               483               941
     Gain on early extinguishment
     of debt and debt restructuring      -                 -             (2,251)
     Recognition of deferred rent      (921)             (855)              537
     Net changes in:
         Tenant receivables          (1,032)             (292)           (1,336)
         Other assets                (4,230)           (2,160)           (1,048)
         Account payable and
         accrued expenses               404                (3)             (981)
         Equity in earnings of
         Management Company             259                31               -
                                  ---------         ---------          ------
           Net cash provided by
           operating activities      11,616            10,003             3,164
                                   --------           -------          --------

Investing activities:
     Additions to
     rental properties               (4,476)           (2,067)           (3,301)
     Purchase of
     rental properties              (52,518)          (27,917)          (52,935)
     Distributions from
     Management Company                 -                 100             -
                                  ----------         ---------        ------
          Net cash used in
          investing activities      (56,994)          (29,884)          (56,236)
                                   ---------         --------        ----------

Financing activities:
     Proceeds from line
     of credit draws                  9,867              -                 -
     Proceeds from
     mortgage notes                  31,376            16,720            40,834
     Proceeds from Debentures          -                  -              25,000
     Proceeds from sale
     of Common Stock                 35,996            27,129            25,000
     Proceeds from sale
     of Preferred Stock                -                  -              48,000
     Cost of raising capital         (2,345)           (2,680)           (8.962)
     Repayment of line
     of credit                       (9,867)             -                 -
     Repayment on
     mortgage notes                    (823)           (2,260)          (63,800)
     Additions to deferred
     financing costs                   (739)             (581)           (8,032)
     Reduction in Advances
     due Principals                    -                 (447)             -
     Establishment of
     Lender escrows                    -                  -                (737)
     Prepayment  penalties             -                  -                (276)
     Distributions paid -
     Pre-reorganization                -                  -              (2,039)
     Distributions paid to
     Preferred Stockholders          (5,641)           (5,117)           (1,811)
     Distributions paid to
     Common Stockholders             (6,324)           (4,593)             (801)
     Distributions paid to
     minority interest               (2,148)           (1,597)             (509)
     Contributions -
     Pre-reorganization                 -                 -               1,772
     Deconsolidation of
     Management Company                 -                 -                 (24)
                                ----------        ----------           --------
          Net cash provided
             by financing
             activities              49,352            26,574            53,615
                                    -------           -------          --------
     Net increase in cash
          and equivalents             3,974             6,693               543
     Cash and equivalents,
          beginning of period         7,806             1,113               570
                                   --------        ----------           -------
     Cash and equivalents,
          end of period             $11,780           $ 7,806           $ 1,113
                                    =======           =======           =======



                                          The accompanying notes are an integral
                                          part of these  consolidated  financial
                                          statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                   --------



1.      Organization and Business

                      First Washington Realty Trust, Inc. and subsidiaries (collectively, the "Company") is the successor to substantially all of the interests of First Washington Management, Inc. ("FWM"), its affiliates and certain others in a portfolio of 14 retail and two multifamily properties owned by FWM and its affiliates (collectively, the "Existing Properties"), all located in the Mid-Atlantic region and the economic beneficiary of the related acquisition, property management, renovation and third-party businesses (together with the Existing Properties, the "FWM Group" or "Predecessor") through the issuance of 1,282,051 and 1,920,000 shares of Common and Convertible Preferred Stock, respectively, of the Company.

                      The Company, incorporated in Maryland in April 1994, is self-managed and self-administered and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

                      The Operating Partnership was formed via the contribution of substantially all the assets of or interests in the FWM Properties by the owners, net of related mortgage indebtedness. In addition, certain owners of FWM ("Principals") contributed a $4.0 million promissory note with no cost basis (the "FWM Note") due from FWM, the operator of the related acquisition, property management, leasing and brokerage business, to the Company in exchange for 189,744 shares of Common Stock. The Company was admitted as the sole general partner of the Operating Partnership, receiving an approximate ownership interest of 83.5% in exchange for contributing the net June 1994 Offering proceeds and the FWM Note.

                      The net proceeds of the June 1994 Offering, together with borrowings of $38.5 million under new mortgage loans collateralized by certain properties and the issuance of $25.0 million of Exchangeable Debentures, were used to repay indebtedness of $68.1 million including approximately $3.1 million for prepaid interest and amortization, prepayment penalties and term extension fees; to purchase six properties at a cost of $51.9 million; to pay expenses in connection with the formation transactions of $6.5 million; and, to fund working capital. The original owners' interests in the properties were converted into 337,732 limited partnership units, including 2,564 units received by the Principals in connection with their contribution of all of the non-voting preferred stock entitled to 99% of the cash flow of FWM, which are exchangeable on a one-for-one basis for shares of the Company's common stock.

                   FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in thousands, except share data)
                                        --------



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

                      The accompanying financial statements for the periods prior to the REIT formation are presented on a combined historical cost basis due to their common control and management. The exchange of the Predecessor for interests in the Operating Partnership was accounted for as a reorganization of entities under common control. As such, these assets and liabilities were transferred and accounted for at historical cost in a manner similar to that in a pooling of interests.

                      The Company's assets are held by, and all its operations conducted through, the Operating Partnership and FWM. As of December 31, 1996, the Company and the Operating Partnership, including subsidiary partnerships, collectively owned 100% of the properties. Due to the Company's ability, as the general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated for financial reporting purposes. Subsequent to the admittance of the Company, allocation of net income to the limited partners of the Operating Partnership is based on their respective partnership interests and is reflected in the accompanying Consolidated Financial Statements as minority interests. Losses allocable to the limited partners in excess of their basis are allocated to the Common Stockholders as the limited partners have no requirement to fund losses.

                      On June 27, 1995, the Company completed a public offering of 1,450,000 shares of Common stock (the "June 1995 offering"). The shares of stock were priced at $17.75 per share, resulting in gross offering proceeds of $25.7 million. The Company netted $23.0 million after deducting the underwriters discount and estimated offering expenses of $2.7 million.

                      On July 27, 1995, an additional 78,393 shares of Common Stock were issued pursuant to the exercise of a portion of the underwriters over-allotment option. The Company received additional proceeds of $1.3 million net of the underwriters discount.

                      On July 26, 1996, the New York Stock Exchange accepted the Company's shares for trading. Trading commenced on August 13, 1996 under the symbol FRW and FRWPr.

                      On December 2, 1996, the Company completed a public offering of 1,500,000 shares of Common Stock (the "December 1996 Offering"). The shares of stock were priced at $21.75 per share, resulting in gross offering proceeds of $32.6 million. The Company netted $30.2 million after deducting the underwriters discount and offering expenses of $2.4 million.

                      On December 30, 1996, an additional 155,000 shares of Common Stock were issued pursuant to the exercise of a portion of the underwriters over-allotment option. The Company received additional proceeds of $3.2 million net of underwriters discount.

                      The Company's financial results are affected by general economic conditions in the markets in which its properties are located. An economic recession, or other adverse changes in general or local economic

                FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                     --------



        conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The Retail Properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which usually offer day-to-day necessities rather than luxury items. These types of tenants, in the experience of the Company, generally maintain more consistent sales performance during periods of adverse economic conditions.

2.      Acquisition of Rental Properties

                      With the proceeds from the June 1994 Offering, the Company acquired six additional retail properties, net of mortgage debt assumed, for an aggregate purchase price of approximately $83.8 million. The properties were acquired for approximately $60.6 million in cash, the assumption of approximately $14.4 million of debt, including purchase money notes exchangeable into either shares of Convertible Preferred Stock or Common Stock (see Note 3), and issuance of 352,000 Exchangeable Preferred Units to the sellers of two of the properties with a value of approximately $8.8 million.

                      On June 1, 1995, the Company acquired the Festival at Woodholme Shopping Center located in Baltimore, Maryland for an approximate price of $14.3 million. The acquisition was financed through the issuance of approximately 96,000 Operating Partnership common units to the seller of the property with a value of approximately $1.6 million and assumed mortgage of indebtedness of $12.7 million. Concurrent with the closing, the Company made a $1.0 million mortgage curtailment. The mortgage bears interest at 9.6% per annum and is payable monthly based on a 28 year amortization schedule. The loan is due in April 2000.
        The center is anchored by Sutton Place Gourmet and Pier One Imports.

                      On June 30, 1995 (effective July 1, 1995), the Company acquired four shopping centers located in Richmond, Virginia for an approximate price of $20.3 million. The shopping centers are Glen Lea, anchored by Winn-Dixie Supermarket; Hanover Village, anchored by Rack `N Sack Supermarket; Laburnum Square, anchored by Hannaford Brothers; and Laburnum Park, anchored by Ukrops Supermarket. The acquisition was financed through the issuance of approximately 358,000 shares of Preferred Stock to the seller of the property with a value of approximately $8.1 million, and cash of approximately $12.2 million.

                      The Company obtained a loan commitment using the four Richmond properties as collateral, in the amount of $14.2 million which has a term of ten years, and bears interest at 8.57% per annum, with monthly payments based on a 22 year amortization schedule. The loan closed on October 6, 1995.

                      On October 12, 1995, the Company acquired Kenhorst Plaza Shopping Center in Reading, Pennsylvania for an approximate price of $11.0 million. The center is anchored by Redner's Supermarket and Rite-Aid Drugs. The acquisition was financed from the proceeds of the $14.2 million loan discussed above.

                      On November 15, 1995, the Company acquired Firstfield Shopping Center located in Gaithersburg, Maryland for an approximate price of $3.4 million. The acquisition was financed through the issuance of approximately 36,000 shares of Preferred Stock to the seller of the property with a value of approximately $0.8 million, a seller provided 7.5% purchase money note in the amount of approximately $2.5 million due in December 2005 and $0.1 million cash.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share data)
                                    --------



                      On January 4, 1996,  the  Company  acquired  two  shopping centers, Stefko Boulevard Shopping Center, located in Bethlehem, Pennsylvania and 15th & Allen Shopping Center, located in Allentown, Pennsylvania, from one seller for an approximate price of $9.4 million. The shopping centers are each anchored by Laneco Supermarket. The acquisition was financed through the issuance of approximately 121,000 Common Units to the seller of the properties with a value of approximately $2.2 million, mortgage indebtedness of approximately $6.1 million and $1.1 million cash. The mortgage loan bears interest at 7.745% per annum and is self amortizing over a 25 year period.

                      On March 20, 1996, the Company acquired the Clopper's Mill Village Shopping Center located in Germantown, Maryland for an approximate price of $19.9 million. The center is anchored by Shoppers Food Warehouse and CVS/Pharmacy. The acquisition was financed with new mortgage debt of $14.5 million, the issuance of approximately 172,000 Common Units to the seller of the property with a value of approximately $3.3 million, the issuance to the seller of the property of approximately 68,000 Preferred Units with a value of approximately $1.6 million and approximately $.5 million cash. The mortgage loan bears interest at 7.18% per annum, amortizes over a 25 year period and matures in March 2006.

                      On March 29, 1996, the Company acquired Centre Ridge Marketplace located in Centreville Virginia. The price of the property was $5.5 million. On June 1, 1996, the Company acquired the Superfresh Supermarket building, which anchors the shopping center for $3.0 million. The Company subsequently spent approximately $1.6 million for the construction of an additional 34,000 square feet. The total cost of the project when completed will be approximately $11.0 million which was financed through a $9.0 million construction loan and $2.0 million of cash. The construction loan was paid off in January 1997 with proceeds from the December 1996 Offering.

                      On April 29, 1996, the Company acquired Takoma Park Shopping Center located in Takoma Park, Maryland for an approximate price of $4.6 million. The center is anchored by Shoppers Food Warehouse. The acquisition was financed with new mortgage debt of $2.4 million and a draw on the Company's line of credit in the amount of $2.1 million and $0.1 million cash. The Company is renovating the shopping center at a cost of approximately $.8 million. The work is expected to be completed by June 1997 and will be financed through additional proceeds from the current first trust lender. The loan bears interest at prime plus .25% and matures in April 1999.

                      On June 7, 1996, the Company acquired Southside Marketplace shopping center located in Baltimore, Maryland for an approximate price of $11.0 million. The center is anchored by Metro Foods and Rite Aid Drugs. The acquisition was financed through the assumption of an $8.1 million first trust mortgage and a draw on the Company's line of credit in the amount of approximately $2.9 million. The mortgage loan bears interest at 8.75% per annum and is payable monthly based on a 29 year amortization schedule. The loan is due in July 2005.

                      On December 19, 1996, the Company acquired Kings Park Shopping Center located in Burke, Virginia for an approximate price of $5.7 million. The center is anchored by Giant Food and CVS/Pharmacy. The acquisition was financed through the assumption of a $4.3 million first trust mortgage, issuance of approximately 36,000 Common Units to the seller of the property with a value of $0.8 million and $0.6 million cash. The mortgage loan bears interest at 9.00% per annum, is self amortizing over a 17 year period, and is due November 2014.

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share data)
                                  --------



                      On December 27, 1996, the Company acquired Newtown Square Shopping Center located in Newtown Square, Pennsylvania, for an approximate price of $11.7 million. The center is anchored by Acme Markets and Thrift Drug. The property was financed from the proceeds of the December 1996 Offering.

                      On  December  30,  1996,  the  Company  acquired  Northway
        Shopping Center located in Millersville, Maryland for an approximate price of $9.1 million. The center is anchored by Metro Foods and Rite Aid. The acquisition was financed through the assumption of a $7.8 million mortgage, issuance of approximately 48,000 Common Units to the seller of the property with a value of approximately $1.1 million and $0.2 million in cash. The mortgage loan of $7.8 million was subsequently split into two loans. A first trust mortgage loan in the amount of $6.0 million bears interest at 8.5% per annum and is payable monthly based on a 25 year amortization schedule. The loan is due in January 2007. A second trust mortgage in the amount of $1.8 million bears interest at 10.25% per annum and is payable monthly based on a 28 year amortization schedule. The loan is due in August 1999.

                      All the acquisitions were accounted for using the purchase method of accounting.

                      The following unaudited pro forma condensed combined results of operations for the years ended December 31, 1996 and 1995 are presented as if the acquisitions of the rental properties occurred on January 1 of the period presented. In preparing the pro forma data, adjustments have been made to assume that the December 1996 and June 1995 Offering occurred on January 1, of the periods presented. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.


                                                             1996          1995
                                                           --------      ------
                                                                (unaudited)

           Total revenues                                 $45,855       $41,739
            Expenses:
             Property operating and maintenance            11,563         9,876
             General and administrative                     3,137         2,831
             Interest                                      16,475        15,574
             Depreciation and amortization                  8,966         8,119
                                                          -------       -------
                                                           40,141        36,400
            Income before income from Management
             Company, minority interest and distributions
              to Preferred Stockholders                     5,714         5,339
            Income from Management Company                    221           449
                                                           ------       -------
            Income before minority interest and
             distributions to Preferred Stockholders        5,935         5,788
            Income allocated to minority interest            (908)         (891)
                                                          --------      --------
            Income before distributions to Preferred
             Stockholders                                   5,027         4,897
            Distributions to Preferred Stockholders        (5,641)       (5,641)
                                                           -------       -------
            Loss allocated to Common Stockholders           $(614)        $(744)
                                                           =======       =======
            Net loss per common share                      $(0.13)       $(0.15)
                                                           =======       =======






                FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------



3.      Summary of Significant Accounting Policies


        Basis of Presentation

               The consolidated financial statements include the accounts of the Company and its majority owned partnerships, including the Operating
        Partnership. All significant intercompany balances and transactions have been eliminated. Combined financial statements, including the accounts after elimination of all transactions between business entities included in the FWM Group, are presented prior to the June 1994 Offering.

               The Company's investment in the preferred stock of FWM is accounted for under the equity method of accounting. In addition to receiving fees under third-party management, leasing and brokerage agreements, FWM manages and leases all the properties owned by the Operating Partnership in exchange for a fee.


        Use of Accounting Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.


        Rental Properties

               Rental   properties  are  carried  at  the  lower  of  cost  less
        accumulated  depreciation  or  net  realizable  value.  Depreciation  is computed on the  straight-line  basis over the estimated useful lives of the assets.  The Company  uses a 27.5- to 31.5-year  estimated  life for buildings and 5- to 31.5-year  estimated life for capital  improvements.
        Tenant  improvement  expenditures  are depreciated  over the term of the related lease.  Expenditures  for ordinary  maintenance  and repairs are charged to  operations as incurred  while  significant  renovations  and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over the estimated useful life.

               In determining whether there has been any impairment losses, the Company determines that the property's net projected undiscounted cash flow before debt service is sufficient to recover the cost of the asset.
        An impairment loss would result if the carrying value were greater than the cumulative undiscounted net cash flow. The amount of an impairment would be calculated by determining the difference between the carrying value and the cumulative discounted net cash flow.








             FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except share data)
                                   --------



        Cash and Equivalents

               All demand, money market accounts, certificates of deposit and repurchase agreement accounts with an original maturity of three months or less at date of purchase are considered to be cash and equivalents.
        The Company places its temporary cash investments with high quality financial institutions. The deposits at such financial institutions are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Company has deposits in excess of the FDIC insurance limit. In addition, the Company is required to maintain escrow deposits with certain lenders. Such amounts which are included in other assets, are also in excess of FDIC insurance limits.


        Deferred Lease Costs

               Deferred lease costs consist of fees and costs incurred to initiate and renew operating leases, including amounts paid to FWM, are amortized over the lease term and are included in other assets.


        Deferred Financing Costs

               Deferred financing costs include costs of interest rate caps, interest rate buydowns and fees incurred to obtain long-term financing.
        They are being amortized over the terms of the respective loans using the effective interest method. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.
        Accumulated amortization of deferred financing costs at December 31, 1996 and 1995 was $5,518 and $3,492, respectively. Deferred financing cost amortization expense is included in interest expense and amounted to $2,167, $2,260 and $1,308 during 1996, 1995, and 1994 respectively.


        Revenue Recognition

               Rental income attributable to leases is recorded when due from tenants. Certain of the leases provide for escalating base rents, which are recognized on a straight-line basis over the term of the agreement.
        Rents accrued, but not yet paid, are included in accounts receivable. As of December 31, 1996 and 1995, the amounts of these straight-line receivables were $3,317 and $2,396, respectively. The amount of rental income from the straight-lining of rents amounted to $921, $855 and ($603) for the years ended 1996, 1995 and 1994, respectively. Certain of the leases also provide for additional revenue to be paid based upon the level of sales achieved by the lessee and are recorded as percentage rents. Most leases provide for tenant reimbursement of common area maintenance and other operating expenses.

               An allowance for doubtful  accounts has been provided against the
        portion  of  tenant  accounts   receivable  which  is  estimated  to  be
        uncollectible.   Tenant   accounts   receivable   in  the   accompanying
        consolidated  balance  sheets are shown net of an allowance for doubtful
        accounts  of  $683  and  $418  as  of  December  31,  1996,   and  1995,
        respectively.






                 FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (dollars in thousands, except share data)
                                        --------



        Income Taxes

               The Company operates and intends to continue to operate in a manner intended to qualify as a REIT under the Code. A trust which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.
        During 1996, common and preferred distributions paid of $0.48 and $2.4375 per share were treated as ordinary income, respectively. During
        1996, common distributions paid of $1.47 were treated as a return of capital. During 1996, all preferred distributions paid were treated as ordinary income.

               If the Company fails to qualify as a REIT in any tax year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.


        Loss per Share

               Loss per share is calculated by dividing income after minority interest, less preferred distributions by the weighted average number of common shares outstanding during the respective periods. The assumed conversion of the partnership units held by the limited partners of the Operating Partnership as of the REIT formation, which would result in the elimination of earnings and losses allocated to minority interests would have no effect for 1996 and 1995 and would have been anti-dilutive in 1994, as the allocation of losses to limited partners was suspended due to their lack of responsibility to fund losses.


        Minority Interest

               Minority interest  represents the limited  partners'  interest of
        782,360,  and 422,802  common  units as of  December  31, 1996 and 1995, respectively,  and 419,609 and 352,000  Exchangeable  Preferred Units in
        the   Operating   Partnership   as  of  December   31,  1996  and  1995,
        respectively.   The  Exchangeable  Preferred  Units  have  an  aggregate
        liquidation  preference  of  $10,490.  At the  date  of  formation,  the minority  interest was established  based on their interest in the value of the  Operating  Partnership.  Annually,  the  income is  assigned  to
        Preferred  Stockholders to the extent of their distributions and amounts necessary  to  maintain  their  balance at its  liquidation  value.  Any remaining  income is assigned to minority Common  Stockholders  based on their  percentage  interest  during the period the income is  generated.
        Losses of the Operating  Partnership  are  allocated to minority  Common
        Stockholders based on their percentage  interest to the extent that they have  capital  available.  In the event  that  consolidated  net  assets decrease below the Preferred Stock liquidation  value,  operating losses are  allocated  to  the  Preferred  minority  interest  based  on  their percentage ownership. Additionally, the impact on stockholders equity of changes in minority interest percentage ownership caused by the issuance of common  stock or  conversions  of  preferred  stock are  reflected in additional paid in capital.






                    FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in thousands, except share data)
                                         --------



 4.     Rental Properties

                      Depreciation  expense for each of the years ended December
        31, 1996, 1995, and 1994 was $7,675, $5,534, and $4,223, respectively.

                      For each of the years ended December 31, 1996, 1995, and 1994, maintenance and repairs expense was $2,767, $1,872 and $1,552, respectively, and real estate taxes were $3,070, $2,044 and $1,484, respectively. Such amounts are included in property operating and maintenance expense in the accompanying consolidated statements of operations.


  5.    Mortgage Debt

                      Mortgage  and  other  notes   payable   consisted  of  the
        following as of December 31, 1996 and 1995, respectively:



                                                           1996            1995
                                                         --------        ------
          Mortgage notes with fixed interest at:
           7.31%, maturing June 1998                      4,151           4,151
           6.50%, maturing May 1999                       3,587           3,587
           6.50%, maturing July 1999 (f)                  3,826           3,826
           7.09%, maturing July 1999 (a)(b)(c)           38,500          38,500
           7.50%, maturing June 1999                      3,500           3,500
           7.00%, maturing July 1999                      3,656           3,656
          10.25% maturing August 1999                     1,759           -
           9.60% maturing April 2000                     11,588          11,671
           5.00%, maturing July 2000 (d)                  4,449           4,308
           6.50% to 8.00%, maturing through July 2001     9,332           9,332
           8.75% maturing July 2005                       8,065           -
           8.57% maturing October 2005                   13,952          14,163
           7.50% maturing December 2005                   2,497           2,520
           7.745% maturing January 2006                   6,002           -
           7.18% maturing March 2006                     14,358           -
           6.50%, maturing May 2006                       7,919           7,998
           8.50% maturing January 2007                    6,000           -
           9.00% maturing January 2014                    4,315           -
                                                      ---------        --------
                 Total fixed rate notes                 147,456         107,212
                                                        -------        --------

            Mortgage notes with variable rates:
            Variable maturing June 1998 (e)               7,265           7,440
            Variable maturing February 2020
             (1 year T-bill + 2.75%)                      1,530           1,530
            Variable maturing March 2002 (libor + 2.25%)  7,851            -
            Variable maturing April 1999 (prime + .25%)   2,945            -
                                                        -------        -----
            Total variable rate notes                    19,591           8,970
                                                         ------          ------

                                                       $167,047        $116,182

                    FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in thousands, except share data)
                                          --------



(a) As part of this loan the lender required the Company to establish escrow accounts for real estate taxes, insurance and a replacement reserve. These escrows, totaling $734 at December 31, 1996, are included in other assets.



(b) The Company borrowed $38.5 million under new mortgage loans (collectively, the "Nomura Mortgage Loan") collateralized by five of the Properties. These loans, which bear interest at 30-day
        LIBOR (5.375% at December 31, 1996) plus 2.0% and mature on July 1, 1999, are closed to prepayment until July 1, 1998 and can be prepaid thereafter based on a 1.50% declining prepayment penalty. To mitigate its exposure to these variable rate loans, the Company entered into a five year interest rate protection agreement for a notional amount of $38.5 million that is effective through the loans maturity, and caps the interest rate at 6.20% for year one, 6.70% for year two, and 7.70% for years three through five. The financing cost of the interest rate protection agreement of approximately $3.2 million, is being amortized over the life of the agreement using the effective interest rate method resulting in an effective interest rate on the Nomura Mortgage Loan of approximately 8.9% per annum. The estimated fair market value of the interest rate protection agreement, as determined by the issuing financial institution, was approximately $0.5 million at December 31, 1996.

(c) In December 1995, the Company entered into two interest rate swap contracts with a notional amount of $38.5 million. The Company intends to hold such contracts, the first of which commences in July 1996 and expires in June 1999 and the second of which commences in July 1999 and expires in December 2003, until their expiration dates. The purpose of the swaps is to fix the interest rate on the $38.5 million Nomura loan through its expiration date of June 1999 at 7.09% and to mitigate any interest rate exposure upon refinancing the loan by fixing the LIBOR rate at 6.375% for the period beginning July 1999 through December 2003. Under the terms of the interest rate contract, the Company will be paying a fixed rate of 5.09% to the Counter Party through June 1999 and a fixed rate of 6.375% through December 2003. The Company will be receiving variable payments from the Counter Party based on 30 day libor through December 2003. The Counter Party has as collateral a $2.4 million restriction on the $5.8 million line of credit it provided the Company (see below). The contracts are accounted for on the accrual basis with net payments/receipts due on the swaps recognized as an adjustment to interest expense. The fair market value of each of the interest rate swaps is determined by the amounts at which they could be settled. If the Company had settled these agreements with the counter party on December 31, 1996, the Company would have received approximately $0.8 million.

(d) In connection with the acquisition of First State Plaza and Valley Centre, the Company issued a $4.8 million note (the "FS Note") bearing interest at 5.0% per annum, plus a participation under certain circumstances as described in the agreement, and is exchangeable for shares of Common Stock. The FS Note was recorded net of a discount of $703 of which $351 remains outstanding, reflecting an effective interest rate of approximately 8.2% as the stated interest rate represented a below market rate. This discount is being amortized over the life of the loan using the effective interest method.

                FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands, except share data)
                                       --------



(e) The Company assumed Bond Obligations of $7.6 million collateralized by Mayfair Shopping Center. The Bond Obligations bear interest at a variable rate, plus a credit enhancement fee of 2.0%. The variable rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the Bond Obligations equal to par plus accrued interest, based on comparable issues in the market. The interest rate, including the 2.0% credit enhancement fee, was 6.350% at December 31, 1996. The Bond Obligations have a stated maturity of February 1, 2010, however, the letter of credit supporting the Bond Obligations expires on June 24, 1998.

(f) $1,750 of this loan was repaid with proceeds from the June 1994 Offering. As part of this transaction, the lender waived $0.8 million of accrued interest. This has been recorded as an extraordinary item during 1994.

        A portion of the net proceeds from the June 1994 Offering, along with proceeds from the aforementioned new borrowings were used to repay indebtedness of $68.1 million, including approximately $3.1 million for prepaid and escrowed interest and principal amortization, prepayment penalties and loan extension fees. The Operating Partnership recorded extraordinary gains of approximately $2.3 million, including $0.8 million of accrued interest, resulting from the early extinguishment of debt at a discount.

        In August 1992, an FWM-affiliated partnership owning the Penn Station Shopping Center was voluntarily placed in Chapter 11 under the United States Bankruptcy Code as a result of the lender's unwillingness to extend the loan in the ordinary course on terms and conditions acceptable to the partnership. Among other matters, the lender, as a condition to the extension, endeavored to convert the loan from non-recourse to personal recourse. In July 1993, a consensual plan was approved by all parties and the loan was modified and extended, on a non-recourse basis, to provide for capitalization of $0.8 million of accrued interest, bringing the principal balance to $20.0 million, waiver of approximately $0.9 million of accrued interest and an extension of the maturity through August 1998. Interest would accrue at the rate of 8% per annum through August 1995, increasing to 8.5% for the year ending August 1996 and increasing to 8.75% for the remainder of the term, resulting in an effective rate of approximately 8.4% per annum. Principal amortization, based on a 30-year amortization schedule, would begin in September 1995. The original note of $19.2 million had accrued interest outstanding of $1.7 million at July 30, 1993. Accordingly, the Company reflected an extraordinary gain of $0.9 million in 1993 for the forgiveness of interest on the debt pursuant to the plan of reorganization. The note was repaid in June 1994 from proceeds of the June 1994 Offering and an extraordinary gain was recognized during 1994 for $1.2 million less the write-off of unamortized deferred charges of $0.2 million.

        The Nomura Mortgage Loan, the Debentures (see Note 6), the Bond Obligations, and the FS Note contain affirmative and negative covenants, events of default and other provisions as are customarily required for such instruments. The most restrictive covenants require the Company to maintain a leverage ratio (total indebtedness divided by net worth) of at least 2.50, maintain a debt service coverage ratio (net income before interest and depreciation divided by scheduled debt service payments) of at least 1.50 and require the Operating Partnership to maintain a net worth of at least $75 million. Management believes that the Company is in compliance with all restrictive covenants. In the case of mortgage loans on four of the Properties, scheduled principal amortization for the five years subsequent to June 27, 1994 of approximately $0.9 million was escrowed in an irrevocable trust at closing of the June 1994 Offering with the corresponding note balances reduced for reporting purposes. As of December 31, 1996, $0.6 million was considered extinguished.

         FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except share data)
                             --------





        Maturities of the existing indebtedness at December 31, 1996 are as follows:

                                                               Amount

          1997                                                 $3,736
          1998                                                  5,740
          1999                                                 64,724
          2000                                                 17,768
          2001                                                  3,645
          Thereafter                                           71,785
                                                          -----------
                                                              167,398
          Less:  Unamortized loan discount                       (351)
                                                             $167,047


                      The Company currently has three collateralized revolving lines of credit (the "Lines of Credit"). The Company has a revolving line of credit of up to $5.8 million from First Union Bank. Loans under the line of credit are collateralized by a first mortgage lien on Brafferton Shopping Center, bears interest at LIBOR plus two percent (2%) per annum, and will mature on June 30, 1998. The Company has an additional revolving line of credit of approximately $8.25 million with Mellon Bank. This line is collateralized by Kenhorst Plaza and expires March 29, 1998. Loans under this line will bear interest at LIBOR plus two percent (2%) per annum. As of December 31, 1996, there were no outstanding balances under the Lines of Credit.

                      On January 31, 1997, the Company closed a $25 million line of credit with Corestates Bank. The line is collateralized by Shoppes of Graylyn, Newtown Square, Four Mile Fork and Centre Ridge Marketplace, bears interest at LIBOR plus 1.50% and expires January 31, 2000.

                      The Lines of Credit are  available  to fund  acquisitions, renovations, expansions and other working capital requirements. Definitive agreements with respect to the Lines of Credit contain customary representations, warranties and covenants.

                      Interest paid for the years ended December 31, 1996, 1995, and 1994 was $12,471, $8,965, and $9,114, respectively.

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (dollars in thousands, except share data)
                                  --------




  6.    Debentures

                      Simultaneous with the June 1994 Offering, the Company effected a private placement with respect to $25.0 million of aggregate principal amount of 8.25% Debentures due June 27, 1999, with interest payable quarterly beginning September 27, 1994. The Debentures are exchangeable in the aggregate for one million shares of Convertible Preferred Stock, representing approximately 12.2% of all shares of Common Stock (assuming exchange/conversion of all Common Units and Convertible Preferred Stock (or securities exchangeable into Convertible Preferred Stock or Common Stock)). The Debentures are collateralized by two of the Properties.


  7.    Accounts Payable and Accrued Expenses

                      Accounts payable and accrued expenses consisted of the following as of December 31, 1996 and 1995, respectively:


                                                              1996         1995
         Tenant Security Deposits                           $1,224        $ 993
         Accrued compensation payable in Company stock       2,266          617
         Accounts payable and other accrued expenses         2,841        1,749
         Accrued tenant improvements                          -             700
                                                        ----------     --------
                                                            $6,328       $4,059


 8.     Preferred Stock

                       The Company's charter authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share. In connection with the June 1994 Offering, the Company designated 3,500,000 (subsequently increased to 3,750,000) shares of preferred stock as Convertible Preferred Stock, of which 2,314,189 shares are issued and remain outstanding. The Convertible Preferred Stock has a liquidation preference equal to $25.00 per share plus an amount equal to any accrued and unpaid dividend, (the "Convertible Preferred Liquidation Preference Amount"). Holders of the Convertible Preferred Stock are entitled to receive cumulative preferential cash dividends in an amount per share of Convertible Preferred Stock equal to $0.6094 per quarter plus a participating dividend equal to the amount, if any, of dividends in excess of $0.4875 per quarter with respect to the number of shares of Common Stock into which a share of Convertible Preferred Stock is then convertible. Shares of Convertible Preferred are convertible on or after May 31, 1999 into 1.282051 shares of Common Stock, at a conversion price equal to $19.50.

        FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share data)
                              --------





9.      Summary of Noncash Investing and Financing Activities

                       Significant noncash transactions for the years ended December 31, 1996, 1995, and 1994 were as follows:



                                              1996         1995            1994
                                            --------     --------       -------

         Liabilities assumed in
          purchase of rental properties    $20,171      $11,723         $22,428

         Common and Preferred
             units in the Operating
             Partnership issued in
             connection with the
             purchase of rental properties  $8,978       $1,630          $8,800

         Convertible Preferred Stock
             issued in
             connection with the
             purchase of rental properties    -          $8,842             -

         Common Stock issued as a fee
            for the funding of
            offering costs                     -            -            $2,000

         Accrual of cost of raising capital   $216         $128            $940

         Reclassification of accumulated
            deficit at June 27, 1994,
            to additional paid-in capital      -            -           $14,756

         Decrease (increase) in adjustment
            for minority interest's
            ownership of the
            Operating Partnership         $(1,868)       $1,991          $8,862

         Deconsolidation of
            Management Company                 -            -              $204

         Accrual of tenant
            improvements                       -           $700             -


                      The above information supplements the disclosures required by Statement of Financial Accounting Standards No. 95-"Statement of
        Cash Flows."

            FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share data)
                                        --------



10.     Lease Agreements

                      The Company is the lessor of retail properties with initial lease terms expiring through the year 2020. Many leases are renewable for three to five years at the lessee's option. Future minimum lease receipts under noncancelable operating leases as of December 31, 1996 are as follows:



                1997                                          $32,752
                1998                                           29,485
                1999                                           26,016
                2000                                           22,493
                2001                                           18,625
                Thereafter                                    109,044
                                                             --------
                                                             $238,415



                      These future rentals do not include additional rent which may be received from tenants for pass-through provisions in leases related to increases in operating expenses and percentage rentals or rentals on the multifamily properties due to their short duration.

11.     Commitments and Contingencies

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

                      All of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed, nor is management aware of any environmental liability that management believes would have a material adverse impact on the consolidated financial position, results from operations or liquidity, including the two situations discussed below. Management is unaware of any instances in which it would incur and be financially responsible for any material environmental costs if any or all Properties were sold, disposed or abandoned.

12.  Related-Party Transactions

                      The Operating Partnership owns 100% of the non-voting Preferred stock of First Washington Management, Inc. (FWM), which entitles it to 99% of the cash flow of FWM, which amounted to $0, $100 and $255 in 1996, 1995 and 1994 respectively. Certain of the officers of the Company own 100% of the Common Stock of FWM which entitles them to 1% of the cash flow of FWM, which amounted to approximately $0, $1 and $3 in 1996, 1995 and 1994 respectively. In addition, the Company received $480, $480 and $245 of interest income, included in income from

             FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share data)
                               --------



        Management Company, on the FWM Note in 1996, 1995 and 1994 respectively. The Company's equity in earnings of FWM for the year ended December 31, 1996, 1995 and 1994 was ($259), ($31) and $0 respectively.

                      FWM provides property management, leasing and other related services to the Company. Management and other fees paid by the Company in 1996 and 1995 amounted to $1,955 and $1,178, respectively. Management and other fees paid by the Company during the period from June 27, 1994 through December 31, 1994 amounted to $350. Fees for such services were eliminated in the combined financial statements for the periods prior to the REIT formation.


13.     Stock and Stock Option Plans

        Stock Option Plans

                      Under various plans and agreements, the Company has authorized the issuance of stock and stock options to certain officers and employees of the Company. In 1995, the FASB issued FAS No. 123 "Accounting for Stock Based Compensation" (FAS 123). As permitted by FAS 123, the Company continues to apply APB Opinion No. 25 and related Interpretations in accounting for its plans. Recognizing stock based compensation for the Company's 1996 and 1995 awards based upon the provisions of FAS 123 would not result in a significant difference from reported net income.

                      The Company established a Stock Option Plan (the "Stock Option Plan") for the Company's directors, executive officers and other key employees. The Stock Option Plan provides that the compensation committee of the Board of Directors (or Board, in the case of options granted to independent directors) may grant or issue stock options. Each grant or issuance will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. The plan provides for both non-qualified and incentive stock options.

                      The non-qualified stock options will provide for the right to purchase Common Stock at a specified price which may be less than fair market value on the date of grant (but no less than par value), and usually will become exercisable in installments after the grant date. Non-qualified stock options may be granted for any reasonable term.

                      The incentive stock options, if granted, will be designed to comply with the provisions of the Internal Revenue Code ("IRC") and will be subject to restrictions contained in the IRC, including exercise prices equal to at least 100% of the fair market value of Common Stock on the grant date and a ten-year restriction on their term, but may be subsequently modified to disqualify them from treatment as an incentive stock option.

                      The Stock Option Plan provides that 351,540 shares of Common Stock will be reserved for issuance. Concurrently, with the closing of the June 1994 Offering, the Company issued options to two officers to purchase 146,475 Shares of Common Stock each, pursuant to their respective employment agreements. Such options vest 33 1/3% per years over 3 years, have a life of ten years and are exercisable at $19.50 per Share. No options were granted under the plan in 1996 and 1995.
        As of December 31, 1996, no options were exercised.

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                   --------





                      In December 1994, the Company issued options to certain officers, directors and employees under the non-qualified stock option plan. 46,698 options are outstanding. The options have an exercise price of $19.50 and have a term of ten years. The option rights vest 33 1/3% per year beginning with the first anniversary date of the grant if the employee continues to be employed by the Company. No options were granted under the plan in 1995. During 1996, 3,500 options were issued. As of December 31, 1996 no options were exercised. During 1996 and 1995, 2,670 and 9,801 options were forfeited, respectively.

        Contingent and Restricted Stock Plans

                      Two of the Company's officers have entered into three year employment agreements. The agreements call for a base salary plus an incentive compensation arrangement based on the Company meeting certain operating result requirements. The incentive compensation is in the form of common stock grants. Up to 100,000 shares of stock may be issued to each of the two officers (or their designees). These additional shares of stock will be recorded as additional compensation in the period earned. During 1995, 22,417 shares were issued to each of the two officers. The weighted average fair value of the shares issued was $0.4 million. No additional shares were issued during 1996. Total compensation cost recognized under this plan was $1.5 million and $1.8 million for the years ended December 31, 1996 and 1995, respectively.

                      In April 1996, the stockholders of the Company approved a contingent stock and a restricted stock plan for each of these officers. The contingent stock agreements have reserved for grant 60,000 shares of stock (30,000 shares each) for the period July 1, 1997 through December 31, 1999. The agreements are administered by the Compensation Committee of the Board of Directors ("Committee"). The grants will be awarded if the Committee determines that the Company has materially met certain targeted performance criteria. The two officers were issued 39,200 shares each under the restricted stock plan, which is also administered by the Compensation Committee. The shares issued under this plan are subject to a vesting schedule as follows:



              Vesting Date                         Number of Shares Vested

               July 1, 1997                                     5,000
               March 31, 1998                                  11,400
               March 31, 1999                                  11,400
               March 31, 2000                                  11,400
                                                               ------

                      TOTAL                                    39,200



                      An additional 50,000 shares of common stock are reserved under this plan for grants to officers and employees of the Company, of which 5,880 were issued.

            FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except share data)
                                 --------




14.     Condensed Quarterly Financial Information (Unaudited)



         1996                          First      Second       Third      Fourth
         ----                          -----      ------       -----      ------

         Total Revenues               $9,361     $10,238     $10,514    $10,852

         Net Income (loss) before
         Preferred Distributions
         and Minority Interest        $1,160        $984      $1,287     $1,343

         Net Income (loss) allocated
         to Common Stockholders        $(422)      $(552)      $(311)     $(276)

         Net Income (loss) per
         Common Share                 $(0.13)     $(0.17)     $(0.09)    $(0.07)


         1995                          First      Second       Third      Fourth
         ----                          -----      ------       -----      ------

         Total Revenues               $6,480      $6,608      $7,704     $8,788

         Net Income (loss) before
         Preferred Distributions
         and Minority Interest          $979        $918(1)     $(78)(1) $1,112

         Net Income (loss) allocated
         to Common Stockholders        $(536)       $224(1)  $(1,684)(1)  $(792)

         Net Income (loss) per
         Common Share                 $(0.34)      $0.14      $(0.55)    $(0.25)



         (1) The decrease in net income allocated to Common Shareholders in the third quarter was due to increases in general and administrative expenses, operating and maintenance expenses, depreciation and amortization expense and interest expense. The increase in these expenses were partially offset by increased revenues. General and administrative expenses increased due to the awarding of performance bonuses in the form of stock grants during the third quarter. The increases in other expenses and revenues were due to the acquisition of five properties. In addition, there was an increase in the amount of income allocated to minority interests in the third quarter when compared to the previous quarter. This occurred because the common minority interests were allocated losses in the second quarter which were suspended from previous quarters due to lack of basis. The common minority interests are not allocated losses if their basis would fall below zero because they are not required to fund losses. The common minority interests currently have basis.

            FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share data)
                                     --------




15.      Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair values of the Company's financial instruments:

         Cash and Equivalents: The carrying amount approximates fair value.

         Mortgage notes payable and Debentures: The fair values were estimated by discounting the future cash flows using the current rates for similar types of borrowing arrangements.

         Interest Rate Swaps: The fair value of these contracts was estimated based upon the amount the Company would have received/paid to terminate the swaps.

         The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                          1996                             1995
                            ---------------------------------------------------

     Financial Assets:      Carrying Value  Fair Value Carrying Value Fair Value

      Cash and Equivalents         $11,780     $11,780         $7,806    $7,806

      Financial Liabilities:

      Mortgage notes payable       167,047     167,300        116,182   116,600

      Debentures                    25,000      27,300         25,000    24,500

      Off-Balance Sheet
      Assets/Liabilities:

      Interest Rate Swaps
      and Caps receive/(pay)         -           1,200           -          800


16.      Subsequent Events

         On January 19, 1997, the Board of Directors declared a distribution of $0.4875 and $.6094 per Common and Preferred share of stock, respectively to shareholders of record as of February 1, 1997. On February 18, 1997, distributions in the amount of $4,418 were paid.

         On January 24, 1997, the Company acquired City Line Shopping Center, located in Philadelphia, Pennsylvania for an approximate price of $14.8 million. The shopping center is anchored by Acme Market and Thrift Drugs. The acquisition was financed through the issuance of approximately 143,000 Common Units to the seller of the property with a value of approximately $3.4 million, assumed mortgage indebtedness of approximately $10.0 million, new indebtedness of $1.0 million and $0.4 million in cash. The mortgage loan bears interest at 8.00% per annum and is payable monthly based on a 24 year amortization schedule. The loan is due in October 2005.

                FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                       --------



         On January 28, 1997, the Company acquired Four Mile Fork Shopping Center located in Fredericksburg, Virginia for an approximate price of $5.7 million. The center is anchored by Safeway and CVS/Pharmacy. The acquisition was financed with proceeds of the December 1996 Offering.

         On January 28, 1997, the Company sold Thieves Market located in Alexandria, Virginia. The center was sold for an approximate price of $1.2 million.

         On January 31, 1997, the Company acquired Shoppes of Graylyn located in Wilmington, Delaware. The purchase price of the property was $7.2 million. The center is anchored by Rite Aid. The acquisition was financed by a $3.8 million draw on the Company's line of credit, $.4 million from proceeds raised through the sale of Thieves Market and $3.0 million in cash from the proceeds of the December 1996 Offering.

         On March 19, 1997 (effective March 1, 1997), the Company acquired Ashburn Farms Village Center located in Ashburn, Virginia for an approximate price of $9.2 million. The center is anchored by Superfresh Supermarket. The acquisition was financed with mortgage debt of $6.8 million the issuance of approximately 55,000 Common Units to the seller of the property with a value of approximately $1.2 million, the issuance of approximately 9,500 Preferred Units to the seller of the property with a value of approximately $0.2 million and approximately $1.0 million in cash. The mortgage loan bears interest at LIBOR + 1.5% per annum and has an annual amortization of approximately $.1 million. The loan is due in January 2001.

         On March 26, 1997, the Company filed a $175 million shelf registration statement with the Securities and Exchange Commission, which allows for the issuance of debt or equity.

                 FIRST WASHINGTON REALTY TRUST, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        for the years Ended December 31, 1996, 1995 and 1994

                              --------





                                             Additions
                                  Balance at Charged      Deduction   Balance
                                  Beginning  to Bad       Amounts     at End of
 Description                      of Year    Debt Expense Written Off Year
 -----------                      -------    ------------ ----------- -----------

 Allowance for
 Doubtful Accounts:

 Year Ended December 31, 1996     $418       $527         $(262)       $683
                                  ====       ====         ======       ====

 Year Ended December 31, 1995     $391       $483         $(456)       $418
                                  ====       ====         ======       ====

 Year Ended December 31, 1994     $185       $941         $(735)       $391
                                  ====       ====         ======       ====


SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION December 31, 1996
(dollars in thousands)

                                                               Capitalized
                                             Initial Cost      Subsequent to
                                                 Building &    Acquisition -
Property         Location      Encumbrance Land  Improvements  Improvements

Retail:
Brafferton(3)    Garrisonville,
                 VA                 -     $1,595     $6,385         $158
Bryans Road(1)   Bryans Road,
                 MD               150      1,214      3,314        3,721
Capital Corner   Landover,
                 MD             3,587        966          0        3,441
Centre Ridge
Marketplace(3)   Centreville,
                 VA             7,853      4,847      3,807          272
Chesapeake
Bagel Building   Alexandria,
                 VA               735        191        804          648
Clinton Square   Clinton,
                 MD             1,313        242      1,437          122
Clopper's Mill   Germantown,
                 MD            14,358      4,011     16,006           49
4483 Connecticut Washington,
                 DC               626         91        932          140
Colonial Square  York,PA        1,528        639      1,678          180
Davis Ford
Crossing         Manassas,
                 VA            38,500      2,574     10,092          215
Fifteen &
Allen(7)         Allentown,
                 PA             6,002        867      2,404          966
Firstfield       Gaithersburg,
                 MD             2,497        699      2,797           43
First State
Plaza(1)         New Castle,
                 DE             4,449      2,575     10,358          532
Fox Mill         Reston, VA    25,000      2,752     11,019          267
Georgetown
Shops(4)         Washington,
                 D.C.           1,653        949      3,174          321
Glen Lea(5)      Richmond,VA   13,952        757      3,027          183
Hanover Vllg(5)  Mechanicsville,
                 VA                 -      1,081      4,323           87
James Island(1)  Charleston,SC      -      1,321      2,758          364
Kenhorst Plaza(3)Reading,PA         -      2,253      9,013        1,169
Kings Park       Burke,VA       4,315      1,153      4,613            0
Laburnum Park(5) Richmond,VA        -      1,194      4,774           24
Laburnum Sq(5)   Richmond,VA        -      1,104      4,418          133
Mayfair          Philadelphia,
                 PA             7,265      2,463      9,860          163
Newtown Sq(3)    Newtown Square,
                 PA                 -      2,508     10,031            0
Northway         Millersville,
                 MD             7,759      1,838      7,400            0
Penn Station(2)  District
                 Heights,MD     3,500      4,275          0       21,132
P.G. County
Comm & Tech Pk.  Beltsville,
                 MD             4,150      1,309        972        5,344
Potomac Plaza    Woodbridge,
                 VA             3,656        795      4,235        1,165
Rosecroft        Temple
                 Hills,MD       2,000        664      2,723        2,407
Shoppes of
Kildaire         Cary,NC        7,919      2,202      8,833          530
Southside
Marketplace      Baltimore,
                 MD             8,065      2,209      8,835           39
Stefko
Boulevard(7)     Bethlehem,
                 PA                 -      1,149      3,187        1,293
Takoma Park      Takoma Park    2,945        957      3,829           16
Thieves Market   Alexandria,VA    734        246      1,065          118
Valley Center(1) Owings Mills,
                 MD                 -      4,719     18,937          111
Festival at
Woodholme        Baltimore,MD  11,589      2,915     11,660          157

Multi-family:
Branchwood
Apartments       Charleston,SC  2,121        142      2,521          223
Broadmoor
Apartments       Charleston,SC  3,826        387      4,396          926
                                -----        ---      -----          ---
                             $192,047    $61,853   $205,617      $46,659
                             ========    =======   ========      =======

                               Gross amounts at
                               which carried at
                               the close of period         Accumulated
Property         Location      Land    Improvement  Total  Depreciation

Retail:
Brafferton(3)    Garrisonville,
                 VA            $1,595    $6,543     $8,138       $519
Bryans Road(1)   Bryans Road,
                 MD             1,230     7,035      8,265      1,323
Capital Corner   Landover,
                 MD               989     3,441      4,430      1,252
Centre Ridge
Marketplace(3)   Centreville,
                 VA             4,847     4,079      8,962        101
Chesapeake
Bagel Building   Alexandria,
                 VA               192     1,452      1,644        597
Clinton Square   Clinton,
                 MD               251     1,559      1,810        640
Clopper's Mill   Germantown,
                 MD             4,011    16,055     20,066        409
4483 Connecticut Washington,
                 DC                95     1,072      1,167        349
Colonial Square  York,PA          646     1,858      2,504        409
Davis Ford
Crossing         Manassas,
                 VA             2,574    10,307     12,881        816
Fifteen &
Allen(7)         Allentown,
                 PA               867     3,370      4,237        107
Firstfield       Gaithersburg,
                 MD               699     2,840      3,539        101
First State
Plaza(1)         New Castle,
                 DE             2,575    10,890     13,465        904
Fox Mill         Reston, VA     2,752    11,286     14,038        890
Georgetown
Shops(4)         Washington,
                 D.C.             970     3,495      4,465      1,262
Glen Lea(5)      Richmond,VA      757     3,210      3,967        151
Hanover Vllg(5)  Mechanicsville,
                 VA             1,081     4,410      5,491        212
James Island(1)  Charleston,SC  1,324     3,122      4,446        678
Kenhorst Plaza(3)Reading,PA     2,253    10,182     12,435        365
Kings Park       Burke,VA       1,153     4,613      5,766          -
Laburnum Park(5) Richmond,VA    1,194     4,798      5,992        232
Laburnum Sq(5)   Richmond,VA    1,104     4,551      5,655        212
Mayfair          Philadelphia,
                 PA             2,463    10,023     12,486        798
Newtown Sq(3)    Newtown Square,
                 PA             2,508    10,031     12,539          -
Northway         Millersville,
                 MD             1,838     7,400      9,238          -
Penn Station(2)  District
                 Heights,MD     4,285    21,132     25,417      4,953
P.G. County
Comm & Tech Pk.  Beltsville,
                 MD             1,342     6,136      7,658      2,104
Potomac Plaza    Woodbridge,
                 VA               733     5,400      6,133      1,512
Rosecroft        Temple
                 Hills,MD         688     5,130      5,818      1,582
Shoppes of
Kildaire         Cary,NC        2,208     9,363     11,571      3,136
Southside
Marketplace      Baltimore,
                 MD             2,209     8,874     11,083        165
Stefko
Boulevard(7)     Bethlehem,
                 PA             1,149     4,480      5,629        143
Takoma Park      Takoma Park      957     3,845      4,802         81
Thieves Market   Alexandria,VA    247     1,183      1,430        303
Valley Center(1) Owings Mills,
                 MD             4,719    19,048     23,767      1,534
Festival at
Woodholme        Baltimore,MD   2,915    11,817     14,732        600

Multi-family:
Branchwood
Apartments       Charleston,SC    144     2,744      2,888        733
Broadmoor
Apartments       Charleston,SC    395     5,322      5,717      1,277
                                  ---     -----      -----      -----
                              $61,959  $252,276   $314,235    $30,450
                              =======  ========   ========    =======



                               Date
Property         Location      Construction  Acquired

Retail:
Brafferton(3)    Garrisonville,
                 VA                 1974         1994
Bryans Road(1)   Bryans Road,
                 MD                 1972         1990
Capital Corner   Landover,
                 MD                 1987         1986
Centre Ridge
Marketplace(3)   Centreville,
                 VA                 1996         1996
Chesapeake
Bagel Building   Alexandria,
                 VA                 1800's       1983
Clinton Square   Clinton,
                 MD                 1979         1984
Clopper's Mill   Germantown,
                 MD                 1995         1996
4483 Connecticut Washington,
                 DC                 1954         1986
Colonial Square  York,PA            1955         1990
Davis Ford
Crossing         Manassas,
                 VA                 1988         1994
Fifteen &
Allen(7)         Allentown,
                 PA                 1958         1996
Firstfield       Gaithersburg,
                 MD                 1978         1995
First State
Plaza(1)         New Castle,
                 DE                 1988         1994
Fox Mill         Reston, VA         1988         1994
Georgetown
Shops(4)         Washington,
                 D.C.               1800's  1983-1989
Glen Lea(5)      Richmond,VA        1969         1995
Hanover Vllg(5)  Mechanicsville,
                 VA                 1971         1995
James Island(1)  Charleston,SC      1967         1990
Kenhorst Plaza(3)Reading,PA         1990         1995
Kings Park       Burke,VA           1966         1996
Laburnum Park(5) Richmond,VA        1988         1995
Laburnum Sq(5)   Richmond,VA        1975         1995
Mayfair          Philadelphia,
                 PA                 1988         1994
Newtown Sq(3)    Newtown Square,
                 PA            1960's-70's       1996
Northway         Millersville,
                 MD                 1987         1996
Penn Station(2)  District
                 Heights,MD         1989         1986
P.G. County
Comm & Tech Pk.  Beltsville,
                 MD                 1985         1985
Potomac Plaza    Woodbridge,
                 VA                 1963         1985
Rosecroft        Temple
                 Hills,MD           1963         1985
Shoppes of
Kildaire         Cary,NC            1986         1986
Southside
Marketplace      Baltimore,
                 MD                 1990         1996
Stefko
Boulevard(7)     Bethlehem,
                 PA           1958-60-75         1996
Takoma Park      Takoma Park        1960         1996
Thieves Market   Alexandria,VA      1946         1986
Valley Center(1) Owings Mills,
                 MD                 1987         1994
Festival at
Woodholme        Baltimore,MD       1986         1995

Multi-family:
Branchwood
Apartments       Charleston,SC      1989         1989
Broadmoor
Apartments       Charleston,SC      1990         1990



(1) These properties are also encumbered by first deeds of trust as collateral for the $38,500 Nomura mortgage loan. (2) This property (phase I only) also serves as collateral for the $25,000 Exchangeable Debentures.
(3)  These properties serve as collateral for the line of credit facilities.
(4) Consists of five locations in the shopping district of Georgetown in Washington, D.C.
(5) These properties are also encumbered by first deeds of trust a collateral for a $13,952 mortgage loan.
(6) The retail properties and the multi-family properties have depreciable lives of 31.5 years and 27.5 years respectively. (7) These properties are also encumbered by first deeds of trust as collateral for a $6,002 mortgage loan.