Form 10-Q
period 1997-03-31
FIRST WASHINGTON REALTY TRUST INC
filed 1997-05-14
CIK 926861

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC   20549


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the period ended March 31, 1997


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

          Common Stock,  $.01 par value,  outstanding as of May 12, 1997:

                           5,031,807 Shares of Common Stock

                      FIRST WASHINGTON REALTY TRUST, INC.
                                  FORM 10-Q

                                    INDEX






Part I:  Financial Information                                      Page

Item 1.  Consolidated Balance Sheets as of
         March 31, 1997 (unaudited) and
         December 31, 1996                                            1

         Consolidated Statements of Operations
         (unaudited) for the three months
         ended March 31, 1997 and 1996                                2

         Consolidated Statements of Cash Flows
         (unaudited) for the three months
         ended March 31, 1997 and 1996                                3

         Notes to Unaudited Consolidated Financial Statements         4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations                                                8


Part II:  Other Information


Item 2.  Market for the Registrant's Common
         Equity and Related Shareholders
         Matters                                                     10

Item 6.  Exhibits and Reports on Form 8-K                            10

Signatures                                                           12

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                      (dollars in thousands except share data)

                                     -----------

                                          March 31,            December 31,
                                            1997                   1996
                                         (unaudited)
                               ASSETS

Rental properties:
  Land                                    $ 70,115              $ 61,959
  Buildings and improvements               285,942               252,276
                                         ---------              --------
                                           356,057               314,235
Accumulated depreciation                   (32,503)              (30,450)
                                         ---------             ---------
  Rental properties, net                   323,554               283,785

Cash and equivalents                         1,457                11,780
Tenant receivables, net                      5,353                 4,639
Deferred financing costs, net                4,194                 4,403
Other assets                                 7,802                 9,006
                                        ----------            ----------
          Total assets                    $342,360              $313,613
                                          ========              ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                  $190,904              $167,047
  Debentures                                25,000                25,000
  Accounts payable and accrued expenses      9,014                 6,328
                                        ----------            ----------

          Total liabilities                224,918               198,375

Minority interest                           18,627                16,661

Stockholders' equity:
  Common stock $.01 par value, 90,000,000
    shares authorized; 4,946,245 shares
    issued and outstanding                      49                    49
  Convertible preferred stock $.01 par
    value, 3,750,000 shares designated;
    2,314,189 issued and outstanding
    (aggregate liquidation preference of
    $57,855)                                    23                    23
  Additional paid-in capital               119,038               116,068
  Accumulated distributions in excess
    of earnings                            (20,295)              (17,563)
                                         ----------          -----------
      Total stockholders' equity            98,815                98,577
                                          ---------             ---------

      Total liabilities and
        stockholders' equity              $342,360              $313,613
                                          ========              ========


      The accompanying  notes are an integral part of these consolidated financial statements.

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                     (dollars in thousands, except share data)

                                    (unaudited)

                                      -------

                                                      For three months ended
                                                             March 31,
                                                      1997              1996
Revenues:
         Minimum rents                              $10,152           $7,098
         Tenant reimbursements                        2,123            1,555
         Percentage rents                               328              195
         Other income                                   187              513
                                                   --------         --------
              Total revenues                         12,790            9,361
                                                    -------          -------

Expenses:
         Property operating and maintenance           3,574            2,541
         General and administrative                     858              586
         Interest                                     4,372            3,315
         Depreciation and amortization                2,461            1,736
                                                    -------          -------
              Total expenses                         11,265            8,178
                                                    -------          -------

Income before income from Management Company,
         minority interest and distributions to
         Preferred Stockholders                       1,525            1,183

Income (loss) from Management Company                   163              (23)
                                                   --------          -------

Income before minority interest and
        distributions to Preferred Stockholders       1,688            1,160

Income allocated to minority interest                  (257)            (172)
                                                    --------        ---------

Income before distributions to Preferred
       Stockholders                                   1,431              988

Distributions to Preferred Stockholders              (1,410)          (1,410)
                                                     -------          -------

Net Income (loss) allocated to common stockholders      $21            $(422)
                                                    ========        =========

Net Income (loss) per Common Share                    $0.00           ($0.13)
                                                    ========        =========

Weighted average shares of Common Stock,
       in thousands                                   4,946            3,191
                                                    ========        =========

Distributions per share                             $0.4875          $0.4875
                                                     =======          =======



           The  accompanying  notes  are  an  integral  part  of  these consolidated financial statements.

            FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Dollars in thousands)

                                 (unaudited)

                                   --------


                                                    For the three months ended
                                                             March 31,
                                                    1997                   1996

Operating activities:
  Income before distributions
     to Preferred Stockholders                    $1,431                   $988
  Adjustment to reconcile net
     cash provided by operating activities:
    Income allocated to minority interest            257                    172
    Depreciation and amortization                  2,461                  1,736
    Amortization of deferred financing
     costs and loan discounts                        455                    561
    Equity in earnings of Management
       Company                                       (43)                   143
    Compensation paid or payable in
       company stock                                 560                    333
    Provision for uncollectible accounts             520                     (8)
    Recognition of deferred rent                    (294)                  (209)
    Gain on sale of rental property                  (45)                      -
    Net changes in:
      Tenant receivables                            (940)                  (714)
      Other assets                                 1,274                   (713)
      Account payable and accrued
         expenses                                  2,125                     (3)
                                               ---------                 -------
         Net cash provided by
            operating activities                   7,761                  2,286
                                               ---------               ---------

Investing activities:
  Additions to rental properties                  (4,371)                  (885)
  Acquisition of rental properties               (17,101)               (28,201)
  Proceeds from sale of rental property            1,172                     -
                                               ---------             -----------
         Net cash used in
            investing activities                 (20,300)               (29,086)
                                                 --------               --------

Financing activities:
  Proceeds from line of credit                    17,100                  1,000
  Proceeds from mortgage notes                     1,443                 24,281
  Repayment on mortgage notes                    (11,564)                  (270)
  Additions to deferred financing costs             (343)                  (511)
  Distributions paid to Preferred
     Stockholders                                 (1,410)                (1,410)
  Distributions paid to Common Stockholders       (2,411)                (1,555)
  Distributions paid to minority interest           (599)                  (421)
                                               ----------               --------
         Net cash provided by
            financing activities                   2,216                 21,114
                                               ----------              ---------

  Net decrease in cash and equivalents           (10,323)                (5,686)
  Cash and equivalents, beginning of period       11,780                  7,806
                                             ------------             ----------
         Cash and equivalents, end of period      $1,457                 $2,120
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

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

                                     ---------


1.       Business

         General

                  First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers. The Company owns a portfolio of 39 retail properties containing a total of approximately
         4.1 million square feet of gross leasable area and two related multifamily properties located in the Mid-Atlantic region.

                  The Company, incorporated in Maryland in April 1994, is self-managed and self-administered and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

                  The Company currently owns approximately 83.8% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 27 Properties directly and 14 Properties are owned by lower tier partnerships or limited liability companies in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% partnership interest.

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

                  The Operating Partnership also owns 100% of the non-voting Preferred Stock of First Washington Management, Inc. ("FWM") and is entitled to 99% of the cash flow from FWM. FWM provides management, leasing and related services for the Properties. In addition to the Properties, FWM provides management, leasing and related services to third-party clients, including individual, institutional and corporate property owners. FWM is also referred to herein as the "Management Company".

2.       Summary of Significant Accounting Policies

         Basis of Presentation

                  The unaudited interim consolidated financial statements of the
         Company  are  prepared   pursuant  to  the   Securities   and  Exchange
         Commission's rules and regulations for reporting on Form 10-Q and should be read in conjunction with the financial statement and the notes thereto of the Company's 1996 Annual Report to Stockholders. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

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

         Income/Loss per Share

                  Income/loss per share is calculated by dividing income after minority interest, less preferred distributions by the weighted average number of common shares outstanding during the three months ended March 31, 1997 and 1996 respectively. The weighted average number of common shares outstanding during three months ended March 31, 1997 and 1996 were 4,946,000 and 3,191,000, respectively. Potentially dilutive items i.e. the exercise of outstanding stock options and the conversion of Convertible Preferred Stock, Operating Partnership Units and Exchangeable Debentures would not have a material dilutive effect.

         Recent Accounting Pronouncements

                  Effective for the Company's fiscal year ending December 31, 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company intends to adopt the statement in the fourth quarter of 1997.

3.       Acquisition of Rental Properties

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   (dollars in thousands, except share data)

                                   ---------


                  The following unaudited pro forma condensed combined results of operations are presented as if the acquisitions of the rental properties occurred on January 1 of the period presented. In preparing the pro forma data, adjustments have been made to assume that the December 1996 Offering occurred on January 1, of the periods presented. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

                                              For the three months For the year
                                                   ended March 31,    ended
                                                     1997     1996 Dec. 31, 1996
                                                     ----     ---- -------------


           Total revenues                            $12,790  $12,130   $49,679
           Expenses:
            Property operating and maintenance         3,574    3,263    12,562
            General and administrative                   858      586     3,137
            Interest                                   4,372    4,366    18,152
            Depreciation and amortization              2,461    2,281     9,704
                                                      ------   ------   -------
                                                      11,265   10,496    43,555
                                                      ------   ------    ------
           Income before income from Management
            Company, minority interest and
            distributions to Preferred Stockholders    1,525    1,634     6,124
           Income from Management Company                163      (23)      221
                                                      ------  --------   ------
           Income before minority interest and
            distributions to Preferred Stockholders    1,688    1,611     6,345
           Income allocated to minority interest        (257)    (251)     (990)
                                                     -------- --------    -----
           Income before distributions to
            Preferred Stockholders                     1,431    1,360     5,355
           Distributions to Preferred Stockholders    (1,410)  (1,410)   (5,641)
                                                      -------  -------  -------
           Net Income (loss) allocated to
            Common Stockholders                          $21     $(50)     (286)
                                                      =======  ======= ========
           Net Income (loss) per common share         $(0.00)  $(0.01)   $(0.06)
                                                      =======  =======  =======

4.       Summary of Noncash Investing and Financing Activities

         Significant noncash transactions for the three months ended March 31, 1997 and 1996 and were as follows:

                                                       1997              1996
                                                       ----              ----

         Liabilities assumed in acquisition
          of rental properties                      $16,843                 -

         Common units in the Operating
          Partnership issued in connection
          with the acquisition of rental properties  $4,660            $5,646

         Preferred units in the Operating
          Partnership issued in connection with
          the acquisition of rental properties         $277            $1,679

         Increase in minority interest's ownership
          of the Operating Partnership               $1,709            $2,333

         The above information supplements the disclosures required by Statement of Financial Accounting Standards No. 95 - "Statement of Cash Flows."

           FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in thousands, except share data)

                                   ---------


5.       Commitments & Contingencies

                  On March 28, 1997, the Company entered into a non-binding letter of intent with respect to the possible acquisition of a portfolio of up to seven supermarket-anchored neighborhood shopping centers outside of the Mid-Atlantic region. The total consideration for all seven of the properties would be approximately $82 million. The Company has only recently begun its due diligence with respect to these properties. In addition to completion of satisfactory due diligence and entering into a binding acquisition agreement, there are other significant contingencies with respect to the potential consummation of this acquisition.

6.       Subsequent Events

                  On April 17, 1997 the Board of Directors declared a distribution of $0.4875 and $.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of May 1, 1997, payable on May 15, 1997.

                  On April 17, 1997, the Company's Registration Statement on Form S-3, which provides for the offering from time-to-time of $175 million of securities was declared effective.

                  On May 9, 1997, 85,562 common shares of stock were issued to a current shareholder. The Company received proceeds of approximately $2.0 million which it used to pay down a portion of its outstanding line of credit.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation


Overview

         The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q.


Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996

         For the three months ended March 31, 1997, the net income allocated to common stockholders increased by $433,000 from a net loss of $422,000 to net income of $21,000, when compared to the three months ended March 31, 1996, primarily due to an increase in revenues off set by an increase in expenses and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $3,429,000 or 36.6%, from 9,361,000 to 12,790,000, due primarily to an increase in minimum rents of $3,054,000 and tenant reimbursements of $568,000. The increases were primarily due to the purchase of Centre Ridge Marketplace on March 29, 1996, Takoma Park Shopping Center on April 29, 1996, Southside Marketplace on June 7, 1996, Kings Park Shopping Center on December 19, 1996, Newtown Square Shopping Center on December 27, 1996 and Northway Shopping Center on December 30, 1996 (the "1996 Acquisitions"), City Line Shopping Center on January 24, 1997, Four Mile Fork Shopping Center on January 28, 1997, Shoppes of Graylyn on January 31, 1997 and Ashburn Farm Village Shopping Center on March 19, 1997 (the "1997 Acquisitions").

         Property operating and maintenance expense increased by $1,033,000, or 40.7%, from $2,541,000 to $3,574,000, due primarily to the 1996 and 1997
Acquisitions. General and administrative expenses increased by $272,000 or 46.4%, due primarily to an increase in the amount of compensation paid or payable in Company stock.

         Interest expense increased by $1,057,000, or 31.9%, from $3,315,000 to $4,372,000, due primarily to the increase mortgage indebtedness associated with the 1996 and 1997 Acquisitions. The average debt outstanding increased from $153.7 million for 1996 to $204.0 million for 1997. The weighted average interest rate was 8.6% in 1996 and 1997.

         Depreciation and amortization expenses increased by $725,000, or 41.8%, from $1,736,000 to $2,461,000, primarily due to the 1996 and 1997 Acquisitions.

         Income allocated to minority interests increased by $85,000 from an income allocation of $172,000 to an income allocation of $257,000 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership.

Liquidity and Capital Resources


Indebtedness

         As of March 31, 1997, the Company had total indebtedness of approximately $215.9 million (including $25.0 million of debentures and approximately $190.9 million of mortgages and lines of credit). The mortgage indebtedness consisted of approximately $183.8 million in indebtedness collateralized by 39 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond
Obligations") of approximately $7.1 million collateralized by one of the properties. Of the Company's mortgage indebtedness, $35.6 million (18.6%) is variable rate indebtedness, and $155.3 million (81.4%) is at a fixed rate. This indebtedness has interest rates ranging from 5.0% to 10.125%, with a weighted average interest rate (excluding the Bond Obligations) of 7.7%, and will mature between 1998 and 2021. A large portion of the Company's indebtedness will become due by 2000, requiring payments of $4.1 million in 1998, $87.4 million in 1999, and $33.5 million in 2000. From 1998 through 2021, the Company will have to refinance an aggregate of approximately $215.1 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

         The Company currently has three collateralized revolving lines of credit (the "Lines of Credit") totaling approximately $39 million. The Company has a collateralized revolving line of credit of up to $5.8 million from First Union Bank. Loans under the line of credit will bear interest at LIBOR plus two percent (2%) per annum, and will mature on June 30, 1998. Loans under the line of credit will be collateralized by a first mortgage lien on Brafferton Shopping Center. The Company has an additional collateralized revolving line of credit of approximately $8.25 million with Mellon Bank. This line is collateralized by Kenhorst Plaza and expires March 29, 1998. Loans under this line will bear interest at LIBOR plus two percent (2%). On January 31, 1997, the Company closed a $25 million line of credit with Corestates Bank. The line is collateralized by Shoppes of Graylyn, Newtown Square, Four Mile Fork and Centre Ridge Marketplace, bears interest at LIBOR plus 1.50% and expires January 31, 2000. As of March 31, 1997, $17.1 was outstanding under the lines of credit.

         The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations and draws on the Lines of Credit. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity needs through 1997.

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

                                                      Part II


OTHER INFORMATION

 Item 2.       Recent Sales of Unregistered Equity Securities

               (a)        Securities Sold

                  The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company since December 31, 1996:

                  Date of Sale               Title                       Amount

                  01/24/97                   Common Units         143,385 units
                  03/19/97                   Common Units          55,335 units
                  03/19/97                   Preferred Units        9,538 units

               (b)        Underwriters and other purchasers

                  i. January 24, 1997 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of City Line Shopping Center, an "accredited investor".

                  ii. March 19, 1997 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Ashburn Farm Village Shopping Center, an
                          "accredited investor".

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

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits

 3.1           Articles of Incorporation of the Company (1)

 3.2           Bylaws of the Company (3)

10.40 Revolving Credit Loan Agreement dated January 31, 1997 between Corestates Bank, N.A. and First Washington Realty Limited Partnership. (1)

10.41 Contribution Agreement dated March 19, 1997, by and between Ashburn Farms Village Center, L.L.C.
               and First Washington Limited Partnership.  (1)

21.1           List of Subsidiaries (1)

27             Financial Data Schedule (2)

-----------------------------------------------------------------------


(1) Incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1996.

(2)            Filed herewith.

(3) Incorporated herein by reference from the Company's Registration Statement on Form S-11 (No. 33-83960).

(b) A form 8-K was filed on February 13, 1997 reporting the consummation of the acquisition of six retail properties.

                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST WASHINGTON REALTY TRUST, INC.


Date:          May 13, 1997                  /s/ William J. Wolfe
                                         ------------------------------
                                         By:      William J. Wolfe
                                                  President and
                                                  Chief Executive Officer


Date:          May 13, 1997                  /s/ James G. Blumenthal
                                         ---------------------------------
                                         By:      James G. Blumenthal
                                                  Executive Vice President and
                                                  Chief Financial Officer