Form 10-Q
period 1997-06-30
FIRST WASHINGTON REALTY TRUST INC
filed 1997-08-13
CIK 926861

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC   20549


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                    For the period ended June 30, 1997


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Common Stock, $.01 par value,  outstanding as of August 13, 1997:

                             5,211,013 Shares of Common Stock

                                        FIRST WASHINGTON REALTY TRUST, INC.
                                                     FORM 10-Q

                                                       INDEX








Part I:  Financial Information                                            Page

Item 1.  Consolidated Balance Sheets as of June 30, 1997 (unaudited) and
              December 31, 1996                                              1

         Consolidated Statements of Operations (unaudited) for the three
              months and six months ended June 30, 1997 and 1996             2

         Consolidated Statements of Cash Flows (unaudited) for the
              six months ended June 30, 1997 and 1996                        3

         Notes to Unaudited Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9


Part II:  Other Information


Item 2.  Market for the Registrant's Common Equity and Related Shareholders
              Matters                                                       12

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  14

                  FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                           (dollars in thousands except share data)

                                         -----------

                                              June 30,             December 31,
                                              1997                 1996
                                             (unaudited)
                                   ASSETS

Rental properties:
  Land                                         $ 70,930              $ 61,959
  Buildings and improvements                    287,549               252,276
                                              ---------              --------
                                                358,479               314,235
Accumulated depreciation                        (35,056)              (30,450)
                                              ---------             ---------
  Rental properties, net                        323,423               283,785

Cash and equivalents                              2,650                11,780
Tenant receivables, net                           5,783                 4,639
Deferred financing costs, net                     3,964                 4,403
Other assets                                      8,253                 9,006
                                             ----------            ----------
          Total assets                         $344,073              $313,613
                                               ========              ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                       $192,377              $167,047
  Debentures                                     25,000                25,000
  Accounts payable and accrued expenses          10,179                 6,328
                                            -----------            ----------

          Total liabilities                     227,556               198,375

Minority interest                                18,418                16,661

Stockholders' equity:
  Convertible preferred stock $.01 par value,
  3,750,000 shares designated; 2,314,189 issued
  and outstanding (aggregate liquidation
  preference of $57,855)                             23                    23
  Common stock $.01 par value, 90,000,000
  shares authorized; 5,038,999 and 4,946,245
  shares issued and outstanding, respectively        50                    49
  Additional paid-in capital                    121,247               116,068
  Accumulated distributions in excess of
  earnings                                      (23,221)              (17,563)
                                              ----------          -----------
    Total stockholders' equity                   98,099                98,577
                                               ---------             ---------

    Total liabilities and stockholders'
    equity                                     $344,073              $313,613
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

             FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                   (dollars in thousands, except share data)

                                   (unaudited)
                                     -------


                                     For three months ended For six months ended
                                            June 30,              June 30,
                                     -----------------------   -----------------
                                      1997          1996      1997         1996
                                      ----          ----      ----         ----

Revenues:
         Minimum rents                $10,514     $7,920      $20,666   $15,018
         Tenant reimbursements          2,108      1,718        4,231     3,273
         Percentage rents                 245        199          573       394
         Other income                     260        401          447       914
                                     --------   --------     --------  --------
              Total revenues           13,127     10,238       25,917    19,599
                                      -------    -------       ------    ------

Expenses:
         Property operating and
          maintenance                   3,152      2,451        6,726     4,992
         General and administrative     1,282      1,114        2,140     1,700
         Interest                       4,556      3,711        8,928     7,026
         Depreciation and amortization  2,656      2,008        5,117     3,744
                                      -------    -------      -------   -------
              Total expenses           11,646      9,284       22,911    17,462
                                      -------    -------       ------    ------

Income before income from Management
         Company, minority interest
         and distributions to Preferred
         Stockholders                   1,481        954        3,006     2,137

Income from Management Company            136         30          299         7
                                     --------      -----       ------    ------

Income before minority interest and
         distributions to
         Preferred Stockholders         1,617        984        3,305     2,144

Income allocated to minority interest    (242)      (126)        (499)     (298)
                                      --------   --------        -----     -----

Income before distributions to
         Preferred Stockholders         1,375        858        2,806     1,846

Distributions to Preferred
         Stockholders                  (1,410)    (1,410)      (2,820)   (2,820)
                                       -------    -------      -------   -------

Net Income (loss) allocated to
         common stockholders             ($35)     ($552)        ($14)    ($974)
                                    ==========  =========   ==========  ========

Net Income (loss) per Common Share     ($0.01)    ($0.17)      ($0.00)   ($0.30)
                                    ========== ==========    =========   =======

Weighted average shares of
         Common Stock, in thousands     4,989      3,201        4,968     3,196
                                     ========  =========    ==========  ========

Distributions per share               $0.4875    $0.4875      $0.9750   $0.9750
                                      =======    =======      =======    =======



           The  accompanying  notes  are  an  integral  part  of  these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in thousands)
                                   (unaudited)
                                     --------

                                                      For the six months ended
                                                               June 30,
                                                      1997                 1996


Operating activities:
  Income before distributions
    to Preferred Stockholders                       $2,806               $1,846
  Adjustment to reconcile net cash
     provided by operating activities:
    Income allocated to minority interest              499                  298
    Depreciation and amortization                    5,117                3,744
    Amortization of deferred financing
     costs and loan discounts                          902                1,165
    Equity in earnings of Management Company           (59)                 233
    Compensation paid or payable in
     company stock                                   1,400                  743
    Provision for uncollectible accounts               759                  157
    Recognition of deferred rent                      (621)                (446)
    Gain on sale of rental property                    (45)                  -
    Net changes in:
      Tenant receivables                            (1,282)                (978)
      Other assets                                     736                 (719)
      Account payable and accrued expenses             149                 (320)
                                                   -------             ---------
         Net cash provided by operating
          activities                                10,361                5,723
                                                 ---------             ---------

Investing activities:
  Additions to rental properties                    (4,841)              (1,675)
  Acquisition of rental properties                 (16,751)             (38,962)
  Proceeds from sale of rental property              1,172                  -
                                                 ---------           -----------
         Net cash used in investing
          activities                               (20,420)             (40,637)
                                                  --------              --------

Financing activities:
  Proceeds from line of credit                      18,100                6,848
  Proceeds from mortgage notes                       2,235               29,615
  Proceeds from issuance of common stock             2,000                  -
  Repayment on mortgage notes                      (11,918)                (449)
  Additions to deferred financing costs               (525)                (554)
  Distributions paid to Preferred
   Stockholders                                     (2,820)              (2,820)
  Distributions paid to Common Stockholders         (4,823)              (3,115)
  Distributions paid to minority interest           (1,320)                (958)
                                                   --------             --------
         Net cash provided by financing
          activities                                   929               28,567
                                                  ---------            ---------

  Net decrease in cash and equivalents              (9,130)              (6,347)
  Cash and equivalents, beginning of period         11,780                7,806
                                               ------------           ----------
         Cash and equivalents, end of period        $2,650               $1,459
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

                  The Company currently owns approximately 84.0% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 27 Properties directly and 14 Properties are owned by lower tier partnerships or limited liability companies in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% partnership interest.

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

                  On December 2, 1996, the Company completed a public offering of 1,500,000 shares of Common Stock (the "December 1996 Offering"). The shares of stock were priced at $21.75 per share, resulting in gross offering proceeds of $32.6 million. The Company netted $30.2 million after deducting the underwriter's discount and offering expenses of $2.4 million.

                  On December 30, 1996, an additional 155,000 shares of Common Stock were issued pursuant to the exercise of a portion of the underwriter's over-allotment option. The Company received additional proceeds of $3.2 million net of underwriter's discount.

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

         Income/Loss per Share

                  Income/loss per share is calculated by dividing income after minority interest, less preferred distributions by the weighted average number of common shares outstanding during the three months and six months ended June 30, 1997 and 1996 respectively. The weighted average number of common shares outstanding during three months ended June 30, 1997 and 1996 were 4,989,000 and 3,201,000, respectively and the weighted average number of common shares outstanding during six months ended June 30, 1997 and 1996 were 4,968,000 and 3,196,000, respectively. Potentially dilutive items i.e. the exercise of outstanding stock options and the conversion of Convertible Preferred Stock, Operating Partnership Units and Exchangeable Debentures would not have a material dilutive effect.

         Recent Accounting Pronouncements

                  Effective for the Company's fiscal year ending December 31, 1997, the Company will be required to adopt Statements of Financial Accounting Standards No. 128, "Earnings per Share", No. 130, "Reporting Comprehensive Income", No. 131, "Disclosures about Segment of an Enterprise and Related Information". The potential impact on the Company of adopting the new standards has not been quantified at this time. The Company intends to adopt the statements in the fourth quarter of 1997.

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


                                              For the six months   For the year
                                                 ended June 30,        ended
                                              1997          1996  Dec. 31, 1996
                                              ----          ----   -------------


             Total revenues                   $25,917    $24,586       $49,679
             Expenses:
                 Property operating and
                  maintenance                   6,726      6,299        12,562
                 General and administrative     2,140      1,700         3,137
                 Interest                       8,928      8,786        18,152
                 Depreciation and amortizatio   5,117      4,710         9,704
                                                -----      -----       -------
                                               22,911     21,494        43,555
                                               ------     ------        ------
             Income before income from Management
               Company, minority interest and
               distributions to Preferred
               Stockholders                     3,006      3,092        6,124
             Income from Management Company       299          7          221
                                                  ---          -       ------
             Income before minority interest and
               distributions to Preferred
               Stockholders                     3,305      3,099        6,345
             Income allocated to minority
               interest                          (499)      (484)        (990)
                                                 -----      -----        -----
             Income before distributions to
               Preferred Stockholders           2,806      2,615        5,355
             Distributions to Preferred
               Stockholders                    (2,820)    (2,820)      (5,641)
                                               -------    -------      -------
             Net Income (loss) allocated
               to Common Stockholders            $(14)     $(205)       $(286)
                                              ========    =======      =======
             Net Income (loss) per
               common share                     $0.00     $(0.04)      $(0.06)
                                                ======    =======      =======

                  FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars in thousands, except share data)
                                     ---------


4.       Mortgage Debt

                  In order to minimize the Company's exposure to interest rates on debt that is maturing in 1999, the Company has recently entered into two interest rate swap contracts. On June 13, 1997, the Company purchased an option to enter into a five year interest rate swap effective June 1, 1999. The underlying swap would be for a notional amount of $15 million. If exercised, the Company would pay a fixed rate of 7.5% per annum and would receive variable payments from the counter party based on the 30 day Libor rate. The cost of the option was $159,000 which will be amortized over the life of the underlying swap commencing June 1, 1999. On August 1, 1997, the Company entered into a five year interest rate swap contract with a notional amount of $20 million. The contract is effective March 1, 1999. The Company will pay a fixed rate of 6.438% and will receive variable payments from the counter party based on the 30 day Libor rate. The contracts are accounted for on the accrual basis with net payments/receipts due on the swap recognized as an adjustment to interest expense.

5.       Summary of Noncash Investing and Financing Activities

         Significant noncash transactions for the six months ended June 30, 1997 and 1996 and were as follows:

                                                          1997             1996
                                                          ----             ----


           Liabilities assumed in acquisition
            of rental properties                       $16,843           $8,097

           Common units in the Operating
            Partnership issued in connection
            with the acquisition of rental properties   $4,660           $5,646

           Preferred units in the Operating
            Partnership issued in connection with
            the acquisition of rental properties          $277           $1,679

           Increase in minority interest's ownership
             of the Operating Partnership               $1,258           $1,921


         The above information supplements the disclosures required by Statement of Financial Accounting Standards No. 95 -
         "Statement of Cash Flows."

6.       Commitments & Contingencies

                  The  Company  has  entered  into  agreements  to  acquire  six supermarket-anchored  neighborhood  shopping  centers  in  the  Chicago metropolitan area. The total consideration for all six of the properties is approximately $67 million. The properties contain approximately 760,000 square feet of gross leasable area. Four properties are anchored by Dominick's supermarkets and two of the properties are anchored by Omni Supermarket. Both food store formats are owned and operated by Dominick's Supermarkets, Inc. Closing is expected to take place in early September 1997. Financing of the properties will be through the assumption of existing mortgage debt of approximately $43.6 million, the issuance of approximately 836,000
         Common Units to the Seller of the property with a value of approximately $19.6 million and the balance in cash.

7.       Stock Option Plans

                  On May 16, 1997, the Stockholders approved an amendment to the Company's 1994 Stock Option Plan. The amendment increases the number of shares available for issuance under the Stock Option Plan from 351,540 to 801,540 shares.

                   FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        (dollars in thousands, except share data)
                                       ---------


                  On June 1, 1997, the Company issued 129,500 options to certain offices, directors and employees.

8.       Subsequent Events

                  On July 17, 1997 the Board of Directors declared a distribution of $0.4875 and $.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of August 1, 1997, payable on August 15, 1997.

                  Under the terms of their employment agreements, two of the Company's officers (or their designees) were eligible to receive 66,667 shares each of Common Stock based on the Company meeting certain operating result requirements. These requirements were satisfied and the shares were issued on July 1, 1997. The total value of the shares was approximately $3.2 million and had been recorded as compensation expense over the periods earned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q.


Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996

         For the three months ended June 30, 1997, the net loss allocated to common stockholders decreased by $517,000 from a net loss of $552,000 to a net loss of $35,000, when compared to the three months ended June 30, 1996, primarily due to an increase in revenues off set by an increase in expenses and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $2,889,000 or 28.2%, from $10,238,000 to $13,127,000, due primarily to an increase in minimum rents of $2,594,000 and tenant reimbursements of $390,000. The increases were primarily due to the purchase of Takoma Park Shopping Center on April 29, 1996, Southside Marketplace on June 7, 1996, Kings Park Shopping Center on December 19, 1996, Newtown Square Shopping Center on December 27, 1996 and Northway Shopping Center on December 30, 1996 (the "1996 Acquisitions"), City Line Shopping Center on January 24, 1997, Four Mile Fork Shopping Center on January 28, 1997, Shoppes of Graylyn on January 31, 1997 and Ashburn Farm Village Shopping Center on March 19, 1997 (the "1997 Acquisitions").

         Property operating and maintenance expense increased by $701,000, or 28.6%, from $2,451,000 to $3,152,000, due primarily to the 1996 and 1997
Acquisitions. General and administrative expenses increased by $168,000 or 15.1%, due primarily to an increase in the amount of compensation paid or payable in Company stock of $585,000, offset by a decrease in other cash expenses, primarily cash bonuses of $155,000 and one time NYSE filing fees of $180,000 paid in 1996.

         Interest expense increased by $845,000, or 22.8%, from $3,711,000 to $4,556,000, due primarily to the increase mortgage indebtedness associated with the 1996 and 1997 Acquisitions. The average debt outstanding increased from $175.8 million for 1996 to $216.6 million for 1997. The weighted average interest rate was 8.4% in 1996 and 1997.

         Depreciation and amortization expenses increased by $648,000, or 32.3%, from $2,008,000 to $2,656,000, primarily due to the 1996 and 1997 Acquisitions.

         Income allocated to minority interests increased by $116,000 from $126,000 to $242,000 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership.

Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996

         For the six months ended June 30, 1997, the net loss allocated to common stockholders decreased by $960,000 from a net loss of $974,000 to a net loss of $14,000, when compared to the six months ended June 30, 1996, primarily due to an increase in revenues off set by an increase in expenses and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $6,318,000 or 32.2%, from $19,599,000 to $25,917,000, due primarily to an increase in minimum rents of $5,648,000 and tenant reimbursements of $958,000. The increases were primarily due to the purchase of Centre Ridge Marketplace on March 29, 1996, Takoma Park Shopping Center on April 29, 1996, Southside Marketplace on June 7, 1996, Kings Park Shopping Center on December 19, 1996, Newtown Square Shopping Center on December 27, 1996 and Northway Shopping Center on December 30, 1996 (the "1996

Acquisitions"), City Line Shopping Center on January 24, 1997, Four Mile Fork Shopping Center on January 28, 1997, Shoppes of Graylyn on January 31, 1997 and Ashburn Farm Village Shopping Center on March 19, 1997 (the "1997 Acquisitions").

         Property operating and maintenance expense increased by $1,734,000, or 34.7%, from $4,992,000 to $6,726,000, due primarily to the 1996 and 1997
Acquisitions. General and administrative expenses increased by $440,000 or 25.9%, due primarily to an increase in the amount of compensation paid or payable in Company stock of $812,000 offset by a decrease in other cash expenses primarily cash bonuses of $155,000 and one time NYSE filing of $180,000 paid in 1996.

         Interest expense increased by $1,902,000, or 27.1%, from $7,026,000 to $8,928,000, due primarily to the increase mortgage indebtedness associated with the 1996 and 1997 Acquisitions. The average debt outstanding increased from $163.2 million for 1996 to $204.8 million for 1997. The weighted average interest rate was 8.7% in 1996 and 1997.

         Depreciation and amortization expenses increased by $1,373,000, or 36.7%, from $3,744,000 to $5,117,000, primarily due to the 1996 and 1997
Acquisitions.

         Income allocated to minority interests increased by $201,000 from $298,000 to $499,000 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership.

Liquidity and Capital Resources


Indebtedness

         As of June 30, 1997, the Company had total indebtedness of approximately $217.4 million (including $25.0 million of debentures and approximately $192.4 million of mortgages and lines of credit). The mortgage indebtedness consisted of approximately $185.3 million in indebtedness collateralized by 39 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond
Obligations") of approximately $7.1 million collateralized by one of the properties. Of the Company's mortgage indebtedness, $36.6 million (19.0%) is variable rate indebtedness, and $155.8 million (81.0%) is at a fixed rate. This indebtedness has interest rates ranging from 5.0% to 10.125%, with a weighted average interest rate (excluding the Bond Obligations) of 7.7%, and will mature between 1998 and 2021. A large portion of the Company's indebtedness will become due by 2000, requiring balloon payments of $4.1 million in 1998, $87.5 million in 1999, and $34.1 million in 2000. From 1998 through 2021, the Company will have to refinance an aggregate of approximately $194.9 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

         The Company currently has three collateralized revolving lines of credit (the "Lines of Credit") totaling approximately $39 million. The Company has a collateralized revolving line of credit of up to $5.8 million from First Union Bank. Loans under the line of credit will bear interest at LIBOR plus two percent (2%) per annum, and will mature on June 30, 1998. Loans under the line of credit will be collateralized by a first mortgage lien on Brafferton Shopping Center. The Company has an additional collateralized revolving line of credit of approximately $8.25 million with Mellon Bank. This line is collateralized by Kenhorst Plaza and expires March 29, 1998. Loans under this line will bear interest at LIBOR plus 1.5% ( recently reduced from 2%). On January 31, 1997, the Company closed a $25 million line of credit with Corestates Bank. The line is collateralized by Shoppes of Graylyn, Newtown Square, Four Mile Fork and Centre Ridge Marketplace, bears interest at LIBOR plus 1.50% and expires January 31, 2000. As of June 30, 1997, $18.1 was outstanding under the lines of credit.

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

         During 1999, $87.5 million of the Company's indebtedness becomes due, including the $25.0 million Exchangeable Debentures. The Company believes that it will be able to retire this debt through either a refinancing of the debt using the properties as collateral, an equity offering or a combination of both. The Company currently believes that the loan-to-values on the properties are at a level that will enable the Company to fully refinance the loans without an additional requirement for capital.

         In order to minimize the Company's exposure to interest rates on debt that is maturing in 1999, the Company has recently entered into two interest rate swap contracts. On June 13, 1997, the Company purchased an option to enter into a five year interest rate swap effective June 1, 1999. The underlying swap would be for a notional amount of $15 million. If exercised, the Company would pay a fixed rate of 7.5% per annum and would receive variable payments from the counter party based on the 30 day Libor rate. The cost of the option was $159,000 which will be amortized over the life of the underlying swap commencing June 1, 1999. On August 1, 1997, the Company entered into a five year interest rate swap contract with a notional amount of $20 million. The contract is effective March 1, 1999. The Company will pay a fixed rate of 6.438% and will receive variable payments from the counter party based on the 30 day Libor rate. The contracts are accounted for on the accrual basis with net payments/receipts due on the swap recognized as an adjustment to interest expense.

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

(2)            Filed herewith.

(3) Incorporated herein by reference from the Company's Registration Statement on Form S-11 (No. 33-83960).

(b)            Reports on Form 8-K.

               An interim report on Form 8-K was filed on August 1, 1997, reporting the acquisition of six retail properties.

                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST WASHINGTON REALTY TRUST, INC.


                  Date:          August 13, 1997          /s/ William J. Wolfe
                                                ------------------------------
                                                By:      William J. Wolfe
                                                    President and
                                                    Chief Executive Officer


                  Date:          August 13, 1997        /s/ James G. Blumenthal
                                                ------------------------------
                                                By:      James G. Blumenthal
                                                    Executive Vice President and
                                                    Chief Financial Officer