Form 10-Q
period 1997-09-30
FIRST WASHINGTON REALTY TRUST INC
filed 1997-11-14
CIK 926861

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC   20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended September 30, 1997


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Common Stock, $.01 par value, outstanding as of November 13, 1997:

                           7,289,653 Shares of Common Stock

                        FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX








Part I:  Financial Information                                             Page

Item 1.  Consolidated Balance Sheets as of September 30, 1997
         (unaudited) and December 31, 1996                                   1

         Consolidated Statements of Operations (unaudited)
         for the three months and
         nine months ended September 30, 1997 and 1996                       2

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1997 and 1996               3

         Notes to Unaudited Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10


Part II:  Other Information


Item 2.  Market for the Registrant's Common Equity and Related
         Shareholders Matters                                               13

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  15

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                        (dollars in thousands except share data)

                                        -----------

                                           September 30,           December 31,
                                               1997                     1996
                                                        (unaudited)
                                                           ASSETS

Rental properties:
  Land                                         $ 83,949              $ 61,959
  Buildings and improvements                    342,984               252,276
                                               --------              --------
                                                426,933               314,235
Accumulated depreciation                        (37,686)              (30,450)
                                              ---------             ---------
Rental properties, net                          389,247               283,785

Cash and equivalents                              7,547                11,780
Tenant receivables, net                           6,821                 4,639
Deferred financing costs, net                     3,045                 4,403
Other assets                                      9,832                 9,006
                                             ----------            ----------

          Total assets                         $416,492              $313,613
                                               ========              ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                       $193,719              $167,047
  Debentures                                     25,000                25,000
  Accounts payable and accrued expenses          13,130                 6,328
                                               --------            ----------
          Total liabilities                     231,849               198,375

Minority interest                                32,346                16,661

Stockholders' equity:
  Convertible preferred stock $.01 par
    value, 3,800,000 shares designated;
    2,314,189 issued and outstanding
    (aggregate liquidation preference
     of $57,855)                                    23                    23
  Common stock $.01 par value, 90,000,000
    shares authorized; 7,289,653 and
    4,946,245 shares issued and outstanding,
    respectively                                    72                    49
  Additional paid-in capital                   178,027               116,068
  Accumulated distributions in excess
    of earnings                                (25,825)              (17,563)
                                             ----------          -----------
          Total stockholders' equity           152,297                98,577
                                              --------             ---------

          Total liabilities and
          stockholders' equity                $416,492              $313,613
                                              ========              ========


        The accompanying  notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (dollars in thousands, except share data)

                                  (unaudited)
                                    -------

                                  For three months ended  For nine months ended
                                      September 30,            September 30,

                                      1997          1996     1997          1996
Revenues:
         Minimum rents              $11,127       $8,390   $31,793      $23,408
         Tenant reimbursements        2,499        1,742     6,730        5,015
         Percentage rents               263          107       836          501
         Other income                   365          275       946        1,189
                                   --------      -------- --------     --------
              Total revenues         14,254       10,514    40,305       30,113
                                    -------       -------   ------       ------

Expenses:
         Property operating and
          maintenance                 3,590        2,631    10,316        7,623
         General and administrative     611          648     2,751        2,348
         Interest                     4,747        3,999    13,675       11,025
         Depreciation and
          amortization                2,750        2,039     7,867        5,783
                                    -------      -------   -------      -------
              Total expenses         11,698        9,317    34,609       26,779
                                    -------      -------    ------       ------

Income before income from Management
         Company, extraordinary items,
         minority interest and
         distributions to Preferred
         Stockholders                 2,556        1,197     5,696        3,334

Income from Management Company           77           90       376           97
                                   --------        -----    ------     --------

Income before extraordinary item,
         minority interest and
         distributions to Preferred
         Stockholders                 2,633        1,287     6,072        3,431

Extraordinary item - loss on early
         extinguishment of debt        (561)          -       (695)          -
                                   --------   -----------   -------      -----

Income before minority interest and
         distributions to
         Preferred Stockholders       2,072        1,287     5,377        3,431

Income allocated to minority interest  (339)        (188)     (838)        (486)
                                   --------     ---------    -----        -----

Income before distributions to
         Preferred Stockholders       1,733        1,099     4,539        2,945

Distributions to Preferred
         Stockholders                (1,410)      (1,410)   (4,231)      (4,231)
                                    -------      -------   -------      -------

Income (loss) allocated to common
         stockholders                  $323        ($311)     $308      ($1,286)
                                  =========    =========   =======   ==========

Net income (loss) per Common Share    $0.06       ($0.09)    $0.06       ($0.40)
                                   ========   ==========   =======      =======

Weighted average shares of Common
         Stock, in thousands          5,396        3,288     5,114        3,227
                                   ========    ========= ==========    ========

Distributions per share             $0.4875      $0.4875   $1.4625      $1.4625
                                    =======      =======    =======     =======


          The  accompanying  notes  are  an  integral  part  of  these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                  (unaudited)
                                   --------

                                                      For the nine months ended
                                                            September 30,
                                                         1997              1996


Operating Activities:
  Income before distributions to Preferred
  Stockholders                                         $4,539            $2,945
  Adjustment to reconcile net cash provided
  by operating activities:
    Income allocated to minority interest                 838               486
    Depreciation and amortization                       7,867             5,784
    Gain of sale of rental property                       (45)              -
    Loss on early extinguishment of debt                  695               -
    Amortization of deferred financing costs
    and loan discounts                                  1,071             1,668
    Equity in earnings of Management Company              (16)              263
    Compensation paid or payable in company
    stock                                               1,678             1,136
    Provision for uncollectible accounts                  902               228
    Recognition of deferred rent                         (912)             (691)
    Net changes in:
      Tenant receivables                               (2,172)           (1,015)
      Other assets                                     (1,138)           (1,359)
      Account payable and accrued expenses              2,553                21
                                                    ---------       -----------
         Net cash provided by operating
         activities                                    15,860             9,466
                                                    ---------         ---------

Investing Activities:
  Additions to rental properties                       (5,309)           (3,298)
  Acquisition of rental properties                    (17,252)          (38,962)
  Proceeds from sale of rental property                 1,172               -
                                                    ---------        ----------
         Net cash used in investing
         activities                                   (21,389)          (42,260)
                                                     --------          --------

Financing Activities:
  Proceeds from line of credit                         20,500             8,348
  Proceeds from mortgage notes                          1,098            30,225
  Proceeds from issuance of common
  stock                                                51,737               -
  Cost of raising capital                              (2,808)              -
  Repayment of line of credit                         (20,500)              -
  Repayment on mortgage notes                         (34,512)             (612)
  Additions to deferred financing costs                  (537)             (591)
  Prepayment penalties                                    (44)              -
  Distributions paid to Preferred
  Stockholders                                         (4,231)           (4,231)
  Distributions paid to Common
  Stockholders                                         (7,361)           (4,720)
  Distributions paid to minority
  interest                                             (2,046)           (1,561)
                                                     --------         ----------
         Net cash provided by financing
         activities                                     1,296            26,858
                                                  -----------          ---------

  Net increase (decrease) in cash and
  equivalents                                          (4,233)           (5,936)
  Cash and equivalents, beginning
  of period                                            11,780             7,806
                                                 ------------         ----------
         Cash and equivalents,
         end of period                                 $7,547            $1,870
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

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     (dollars in thousands, except share data)
                                     ---------



1.       Business

         General

                  First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers. The Company owns a portfolio of 46 retail properties containing a total of approximately
         5.0  million  square  feet  of  gross  leasable  area  located  in  the
         Mid-Atlantic region and the Chicago metropolitan area and two multifamily properties located in Charleston, South Carolina.

                  The Company, incorporated in Maryland in April 1994, is self-managed and self-administered and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

                  The Company currently owns approximately 80.2% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 33 Properties directly and 15 Properties are owned by lower tier partnerships or limited liability companies in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% partnership interest.

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

                  The Operating Partnership also owns 100% of the non-voting preferred stock of First Washington Management, Inc. ("FWM") and is entitled to 99% of the cash flow from FWM. FWM provides management, leasing and related services for the Properties and to third-party clients, including individual, institutional and corporate property owners. FWM is also referred to herein as the "Management Company".

                  In December 1996 the Company completed a public offering of 1,655,000 shares of Common Stock (the "December 1996 Offering"). The shares of stock were priced at $21.75 per share, resulting in net proceeds of $33.4 million after deducting the underwriter's discount and offering expenses of $2.6 million.

                  In May 1997 the Company issued 85,562 common shares of Common Stock in a private placement to a current shareholder. The Company received proceeds of approximately $2.0 million which it used to pay down a portion of its outstanding line of credit.

                FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     (dollars in thousands, except share data)
                                    ---------



                  In September 1997 the Company completed a public offering of 2,070,000 shares of Common Stock (the "September 1997 Offering"). The shares of stock were priced at $24.00 per share, resulting in net proceeds of $47.0 million after deducting the underwriter's discount and offering expenses of $2.7 million. The proceeds of the offering were used to retire indebtedness of approximately $46.4 million.

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

         Income/Loss per Share

                  Income/loss per share is calculated by dividing income after minority interest, less preferred distributions by the weighted average number of common shares outstanding during the three months and nine months ended September 30, 1997 and 1996 respectively. Potentially dilutive items i.e. the exercise of outstanding stock options and the conversion of Convertible Preferred Stock, Operating Partnership Units and Exchangeable Debentures would not have a material dilutive effect.

         Recent Accounting Pronouncements

                  Effective for the Company's fiscal year ending December 31, 1997, the Company will be required to adopt Statements of Financial Accounting Standards No. 128, "Earnings per Share". Statements No. 130 "Reporting Comprehensive Income", No. 131 "Disclosures about Segment of an Enterprise and Related Information" are required for fiscal years beginning January 1, 1998 and will be adopted by the Company in 1998. The potential impact on the Company of adopting the new standards has not been quantified at this time.

3.       Acquisition of Rental Properties

                  In January 1997 the Company acquired City Line Shopping Center, located in Philadelphia, Pennsylvania for an approximate price of $14.8 million. The shopping center is anchored by Acme Market and Thrift Drugs. The acquisition was financed through the issuance of approximately 143,000 Common Units to the seller of the property with a value of approximately $3.4 million, assumed mortgage indebtedness of approximately $10.0 million, the issuance of $1.0 million of new indebtedness and the payment of $0.4 million in cash. The assumed mortgage loan bears interest at 8.00% per annum and is payable monthly based on a 24 year amortization schedule. The loan matures in October 2005.

           FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in thousands, except share data)
                                ---------




                  In January 1997 the Company acquired Four Mile Fork Shopping Center located in Fredericksburg, Virginia for an approximate price of $5.7 million, paid in cash. The center is anchored by Safeway and CVS/Pharmacy.

                  In January 1997 the Company acquired Shoppes of Graylyn located in Wilmington, Delaware. The price of the property was $7.2 million. The center is anchored by Rite Aid. The acquisition was financed by a $3.8 million draw on the Company's line of credit, $.4 million from the proceeds of the sale of Thieves Market and the payment of $3.0 million in cash.

                  In March 1997 the Company acquired Ashburn Farms Village Center located in Ashburn, Virginia for an approximate price of $9.2 million. The center is anchored by Superfresh Supermarket. The acquisition was financed with assumed mortgage debt of $6.8 million, the issuance of approximately 55,000 Common Units to the seller of the property with a value of approximately $1.2 million, the issuance of approximately 9,500 Preferred Units to the seller of the property with a value of approximately $0.2 million and the payment of approximately $1.0 million in cash. The mortgage loan bears interest at LIBOR + 1.5% per annum, has an annual amortization of approximately $.1 million, and matures in January 2001.

                  In September 1997 the Company acquired six shopping centers located in the Chicago, Illinois metropolitan area for an approximate price of $67.9 million. The acquired centers and anchor tenants are as follows:

         Center                        GLA     Anchor Tenant    Location

         Mallard Creek                 143,759 Omni Supermarket Round Lake
                                                                Beach, IL
         McHenry Commons               100,526 Omni Supermarket McHenry, IL
         Pheasant Hill Plaza           111,190 Dominick's       Bolingbrook, IL
         Riverside Square/River's Edge 169,434 Dominick's       Chicago, IL
         Stonebrook Plaza               95,825 Dominick's       Merrionette
                                                                Park, IL
         The Oaks                      138,274 Dominick's       Des Plaines, IL


                  The acquisition was financed through the issuance of approximately 858,000 Common Units to the seller of the properties with a value of approximately $20.4 million, the assumption of mortgage indebtedness with a value of $46.0 million and $1.5 million in cash.

                  The assumed mortgage indebtedness consists of six separate mortgage loans with effective interest rates ranging from 7.16% to 7.42% and a weighted average interest rate of 7.26%. The mortgage notes mature as follows:

                                    1999             $20,200
                                    2000              13,500
                                    2003               9,500
                                                   ---------
                                    Total            $43,200

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      (dollars in thousands, except share data)
                                     ---------

                  The following unaudited pro forma condensed combined results of operations are presented as if the acquisitions of the rental properties (including Mitchellville Plaza which was acquired on October 1, 1997) occurred on January 1 of the period presented. In preparing the pro forma data, adjustments have been made to assume that the September 1997 Offering and December 1996 Offering occurred on January 1 of the periods presented. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.


                                        For the nine months ended  For the year
                                              September 30,           ended
                                             1997       1996      Dec. 31, 1996
                                             ----       ----      -------------


            Total revenues                   $49,854    $46,711         $62,676
            Expenses:
             Property operating
             and maintenance                  13,430     11,637          17,220
             General and administrative        2,751      3,411           3,137
             Interest                         14,225     14,119          18,891
             Depreciation and
             amortization                      9,376      8,760          11,906
                                               -----      -----         -------
              Total Expenses                  39,782     37,927          51,154
                                              ------     ------          ------

             Income before income
              from Management
              Company, extraordinary
              item, minority interest
              and distributions to
              Preferred Stockholders          10,072     8,784           11,522
             Income from Management
              Company                            376        97              221
                                                 ---        --           ------
             Income before extraordinary
              item, minority interest and
              distributions to Preferred
              Stockholders                    10,448     8,881           11,743
              Extraordinary item - loss
              on early extinguishment
              of debt                           (695)        0                0
                                             --------  -------        ---------
               Income before minority
               interest and distributions
               to Preferred Stockholders       9,753     8,881           11,743
               Income allocated to minority
               interest                       (1,947)   (1,550)          (2,046)
                                             -------   -------        ---------
                Income before distributions
                to Preferred Stockholders      7,806     7,331            9,697
                Distributions to Preferred
                Stockholders                  (4,231)   (4,231)          (5,641)
                                             -------   -------          -------
                Income (loss) allocated to
                Common Stockholders           $3,575    $3,100           $4,056
                                           =========   =======          =======
                Net Income (loss) per common
                share                          $0.49     $0.45            $0.58
                                          ==========  ========          =======



4.       Mortgage Debt

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

               FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     (dollars in thousands, except share data)
                                     ---------



5.       Summary of Noncash Investing and Financing Activities

         Significant noncash transactions for the nine months ended September 30, 1997 and 1996 were as follows:


                                                         1997              1996
                                                         ----              ----

         Liabilities assumed in acquisition
         of rental properties                         $60,057            $8,097

         Common units in the Operating Partnership
         issued in connection with the acquisition
         of rental properties                         $25,013            $5,646

         Preferred units in the Operating
         Partnership issued in connection with the
         acquisition of rental properties                $277            $1,679

         Increase in minority interest's ownership
         of the Operating Partnership                 $14,847            $1,485

         Compensation paid through the issuance of
         Common Stock                                  $3,233               -

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

                  On June 1, 1997, as part of the overall incentive compensation plan, the Company issued 129,500 options to certain officers, directors and employees.

7.       Subsequent Events

                  On October 1, 1997, the Company acquired Mitchellville Plaza located in Mitchellville, Maryland for an approximate price of $21.3 million. The center is anchored by Food Lion. The acquisition was financed through the issuance of approximately 185,000 Common Units to the seller of the property with a value of approximately $4.6 million, the assumption of mortgage indebtedness with a valve of $15.9 million and the payment of $0.8 million in cash. The assumed mortgage loan has an effective rate of 7.11% per annum, payable monthly based on a 17 year amortization period, and matures on January 1, 2005.

                  On October 18, 1997, the Board of Directors declared a distribution of $0.4875 and $.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of November 1, 1997, payable on November 15, 1997.

                 FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (dollars in thousands, except share data)
                                      ---------



                  On October 31, 1997, the Company sold .357 acres of land and 5,500 square feet of building at the Laburnum Park Shopping Center to Ukrop's Supermarket, Inc. for approximately $0.9 million. The resulting gain on sale amounted to approximately $0.5 million and $0.4 million of the proceeds were used to retire outstanding debt collateralized by the property.

                  In November 1997, the Company entered into an agreement to sell the two multi-family properties located in Charleston, South Carolina for a combined price of approximately $8.1 million. The sale is contingent upon the purchaser obtaining financing and the Company identifying an exchange property (for federal tax purposes) within one year of the signing of the agreement. The resulting gain on the sale of the two properties is estimated to be approximately $1.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q.


Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996

         For the three months ended September 30, 1997, the net income allocated to common stockholders increased by $634,000 from a net loss of $311,000 to a net income $323,000, when compared to the three months ended September 30, 1996, primarily due to an increase in revenues offset by an increase in expenses, an item of extraordinary loss and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $3,740,000 or 35.6%, from $10,514,000 to $14,254,000, due primarily to an increase in minimum rents of $2,737,000 and tenant reimbursements of $757,000. The increases were primarily due to the purchase of Kings Park Shopping Center in December 1996, Newtown Square Shopping Center in December 1996 and Northway Shopping Center in December 1996 (the "Three Month 1996 Acquisitions"), City Line Shopping Center in January 1997, Four Mile Fork Shopping Center in January 1997, Shoppes of Graylyn in January 1997, Ashburn Farm Village Shopping Center in March 1997 and the six Chicago properties purchased in September 1997 (the "1997 Acquisitions").

         Property operating and maintenance expense increased by $959,000, or 36.5%, from $2,631,000 to $3,590,000, due primarily to the Three Month 1996
Acquisitions and the 1997 Acquisitions. General and administrative expenses decreased by $37,000 or 5.7%, due primarily to a decrease in the amount of compensation paid or payable in Company stock of $271,000, offset by other cash expenses of $109,000 and accrued cash bonuses of $125,000.

         Interest expense increased by $748,000, or 18.7%, from $3,999,000 to $4,747,000, due primarily to the increase mortgage indebtedness associated with the Three Month 1996 Acquisitions and the 1997 Acquisitions. The average debt outstanding increased from $186.4 million for 1996 to $218.1 million for 1997. The weighted average interest rate was 8.6% in 1996 and 8.7% in 1997.

         Depreciation and amortization expenses increased by $711,000, or 34.9%,
from   $2,039,000  to  $2,750,000,   primarily  due  to  the  Three  Month  1996
Acquisitions and the 1997 Acquisitions.

         During 1997 there was a $695,000 extraordinary loss due to the early extinguishment of debt. There was no such item in 1996.

         Income allocated to minority interests increased by $151,000 from $188,000 to $339,000 due to an increase in net income and an increase in the minority interests' ownership of the Operating Partnership.

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996

         For the nine months ended September 30, 1997, the net income allocated to common stockholders increased by $1,594,000 from a net loss of $1,286,000 to a net income of $308,000, when compared to the nine months ended September 30, 1996, primarily due to an increase in revenues offset by an increase in expenses, an item of extraordinary loss and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $10,192,000 or 33.8%, from $30,113,000 to $40,305,000, due primarily to an increase in minimum rents of $8,385,000 and tenant reimbursements of $1,715,000. The increases were primarily due to the purchase of Centre Ridge Marketplace in March 1996, Takoma Park Shopping Center in April 1996, Southside Marketplace in June 1996, Kings Park Shopping Center in December 1996, Newtown Square Shopping Center in December 1996 and Northway Shopping Center in December 1996 (the "Nine Month 1996 Acquisitions"), City Line Shopping Center in January 1997, Four Mile Fork Shopping Center in January 1997, Shoppes of Graylyn in January 1997, Ashburn Farm Village Shopping Center in March 1997 and the six Chicago properties in September 1997 (the "1997 Acquisitions").

         Property operating and maintenance expense increased by $2,693,000, or 35.3%, from $7,623,000 to $10,316,000, due primarily to the Nine Month 1996 Acquisitions and the 1997 Acquisitions. General and administrative expenses increased by $403,000 or 17.2%, from $2,348,000 to $2,751,000, due primarily to an increase in the amount of compensation paid or payable in Company stock of $543,000 offset by a decrease in other cash expenses of $140,000.

         Interest expense increased by $2,650,000, or 24.0%, from $11,025,000 to $13,675,000, due primarily to the increase mortgage indebtedness associated with the Nine Month 1996 Acquisitions and the 1997 Acquisitions. The average debt outstanding increased from $172.0 million for 1996 to $217.1 million for 1997. The weighted average interest rate was 8.6% in 1996 and 8.4% 1997.

         Depreciation and amortization expenses increased by $2,084,000, or 36.0%, from $5,783,000 to $7,867,000, primarily due to the Nine Month 1996 Acquisitions and the 1997 Acquisitions.

         During 1997, there was a $695,000 extraordinary loss due to the early extinguishment of debt. There was no such item in 1996.

         Income allocated to minority interests increased by $352,000 from $486,000 to $838,000 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership.


Liquidity and Capital Resources

Indebtedness

         As of September 30, 1997, the Company had total indebtedness of approximately $218.7 million (including $25.0 million of debentures and approximately $193.7 million of mortgage indebtedness). The mortgage indebtedness consists of approximately $186.6 million in indebtedness collateralized by 33 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond
Obligations") of approximately $7.1 million collateralized by one of the properties. Of the Company's indebtedness, $13.8 million (6.3%) is variable rate indebtedness, and $204.9 million (93.7%) is at a fixed rate. The effective interest rates range from 6.6% to 9.9%, with a weighted average interest rate (excluding the Bond Obligations) of 8.3% on the mortgage indebtedness, and will mature between 1999 and 2014. A large portion of the Company's indebtedness will become due by 2000, requiring balloon payments of $92.8 million in 1999, and $24.2 million in 2000. From 1999 through 2014, the Company will have to refinance an aggregate of approximately $191.3 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

         The Company currently has three collateralized revolving lines of credit (the "Lines of Credit") totaling approximately $39 million. The Company has a collateralized revolving line of credit of up to $5.8 million from First

Union Bank. Loans under the line of credit bear interest at LIBOR plus two percent (2%) per annum, and mature on June 30, 1998. Loans under the line of credit are collateralized by a first mortgage lien on Brafferton Shopping Center. The Company has an additional collateralized revolving line of credit of approximately $8.25 million with Mellon Bank. This line is collateralized by Kenhorst Plaza and expires March 29, 1998. Loans under this line bear interest at LIBOR plus 1.5%. On January 31, 1997, the Company closed a $25 million line of credit with Corestates Bank. The line is collateralized by Shoppes of Graylyn, Newtown Square, Four Mile Fork and Centre Ridge Marketplace, bears interest at LIBOR plus 1.50% and expires January 31, 2000. As of September 30, 1997, there were no outstanding draws under the lines of credit.


         The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations and draws on the Lines of Credit. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity needs through 1998.

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

         During 1999, $92.8 million of the Company's indebtedness becomes due, including the $25.0 million Exchangeable Debentures. The Company believes that it will be able to retire this debt through either a refinancing of the debt using the properties as collateral, an equity offering or a combination of both. The Company currently believes that the loan-to-values on the properties are at a level that will enable the Company to refinance the loans without an additional requirement for capital.

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


OTHER INFORMATION

 Item 2.       Recent Sales of Unregistered Equity Securities

               (a)        Securities Sold

                  The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company since December 31, 1996:

                  Date of Sale               Title                       Amount

                  01/24/97                   Common Units         143,385 units
                  03/19/97                   Common Units          55,335 units
                  03/19/97                   Preferred Units        9,538 units
                  09/01/97                   Common Units         858,224 units
                  10/01/97                   Common Units         184,865 units

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

                  iii. September 1, 197 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the sellers of the Chicago properties, "accredited" investors.

                  iv. October 1, 1997 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Mitchellville Plaza, an "accredited: investor.

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

                  iii. September 1, 1997 Sales. These units were issued in exchange for property having a value of approximately $24.7 million net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.


                  iv. October 1, 1997 Sales. These units were issued in exchange for property having a value of approximately $5.4 million net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.


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

(2)            Filed herewith.

(3) Incorporated herein by reference from the Company's Registration Statement on Form S-11 (No. 33-
               83960).

(b)            Reports on Form 8-K.

               An interim report on Form 8-K was filed on August 1, 1997, reporting the acquisition of six retail properties.

               An interim report on Form 8-K was filed on September 9, 1997, setting forth certain risk factors.

               An interim  report on Form 8-K was filed on  September  10, 1997,
               including   financial   information   with  respect  to  probable
               acquisitions.

               An interim report on Form 8-K was filed on September 17, 1997, including certain exhibits thereto.

               An interim report on Form 8-K was filed on September 19, 1997, including certain exhibits thereto.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     FIRST WASHINGTON REALTY TRUST, INC.


      Date:          November 13, 1997          /s/ William J. Wolfe
                                                ------------------------------
                                                By: William J. Wolfe
                                                    President and
                                                    Chief Executive Officer


     Date:          November 13, 1997           /s/ James G. Blumenthal
                                                ------------------------------
                                                By: James G. Blumenthal
                                                    Executive Vice President and
                                                    Chief Financial Officer