Form 10-K
period 1997-12-31
FIRST WASHINGTON REALTY TRUST INC
filed 1998-03-31
CIK 926861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K


  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1997

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

                                              Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $195 million based on the closing price of such shares on the New York Stock Exchange as of March 27, 1998.

The number of shares of the Registrant's Common Stock outstanding was 7,388,718 on March 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 8, 1998, to be filed pursuant to Regulation 14A.

This report including Exhibits, contains 57 pages.

                       FIRST WASHINGTON REALTY TRUST, INC.
                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS







  Item
   No.                                                                    Page
                                     PART I

1.    Business........................................................      1
2.    Properties......................................................      9
3.    Legal Proceedings...............................................     16
4.    Submission of Matters to a
      Vote of Security Holders........................................     16

                                     PART II

5.    Market for the Registrant's Common
      Equity and Related Shareholder Matters..........................     17
6.    Summary of Selected Financial Data..............................     22
7.    Management's Discussion and Analysis
      of Financial Condition and
          Results of Operations.......................................     23
8.    Consolidated Financial Statements and
      Supplementary Data..............................................     29
9.    Changes in and Disagreements with
      Accountants on Accounting
          and Financial Disclosure....................................     29

                                    PART III

10.   Directors and Executive Officers
      of the Registrant...............................................     30
11.   Executive Compensation..........................................     30
12.   Security Ownership of Certain
      Beneficial Owners and Management................................     30
13.   Certain Relationships and
      Related Transactions............................................     30

                                     PART IV

14.   Exhibits, Financial Statement
      Schedules, and Reports on Form 8-K..............................     30

                                                      PART I



Item 1.  Business

General (dollars in thousands)

      First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers. The Company currently owns a portfolio of 49 retail properties (the "Retail Properties") containing a total of approximately
5.2 million square feet of gross leasable area ("GLA") located in the Mid-Atlantic region and the Chicago, Illinois metropolitan area.

      The Retail Properties are strategically located neighborhood shopping centers principally anchored by well known tenants such as Giant Food, Safeway, Shoppers Food Warehouse, Food Lion, A&P Superfresh, Winn Dixie, Weis Markets, Acme Market, Dominick's Supermarket, CVS/Pharmacy and Rite Aid. Neighborhood shopping centers are typically open- air centers ranging in size from 50,000 to 150,000 square feet of GLA and anchored by supermarkets and/or drug stores. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 106,000 square feet of GLA. The anchor tenants typically offer daily necessity items rather than specialty goods. Nine of the Retail Properties are relatively small in size, with less than 50,000 square feet of GLA. Such properties do not have a large supermarket or drug store anchor tenant, and as such may be subject to greater variability in consumer traffic and operating performance.

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

      The Company's assets are held by, and all its operations conducted through, First Washington Realty Limited Partnership (the "Operating Partnership") and First Washington Management, Inc. ("FWM"). The Company is the sole general partner of the Operating Partnership. The limited partners are individuals, partnerships and others who have contributed their properties in exchange for partnership interests ("Units"). The limited partners may exchange their Units for cash, or at the option of the Company, for stock of the Company on a 1 for 1 basis. As of December 31, 1997 and 1996, the Company owned approximately 79% and 86% of the Operating Partnership, respectively. This arrangement is commonly referred to as an Umbrella Partnership or "UPREIT" structure. The Operating Partnership owns 100% of the non-voting preferred stock of FWM which entitles it to 99% of the cash flow. Certain officers of the Company own 100% of the voting common stock of FWM which entitles them to 1% of the cash flow. In addition, the Operating Partnership holds an FWM promissory note in the amount of $4,000 with interest payable quarterly in the amount of $120. FWM provides management, leasing and related services to the Operating Partnership and also provides such services to 15 third-party clients consisting of 25 properties and 2.9 million square feet of GLA. As of December 31, 1997, the Company and the Operating Partnership, including subsidiary partnerships, collectively owned 100% of the properties. Due to the Company's ability, as the general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated for financial reporting purposes. Allocation of net income and equity to the limited partners of the Operating Partnership is based on their respective partnership interests and is reflected in the accompanying Consolidated Financial Statements as minority interests. Losses allocable to the limited partners in excess of their basis are allocated to the Common Stockholders as the limited partners have no requirement to fund losses.

      The Company is incorporated in the State of Maryland with its headquarters located at 4350 East-West Highway, Suite 400, Bethesda, Maryland. The telephone number is (301) 907-7800. The Company has regional property management offices located in North Carolina, Pennsylvania and Virginia. The Company has approximately 70 employees.

Operating Strategies

      The Company seeks to increase cash flow and distributions, as well as the value of its portfolio, through intensive property management and strategic renovation and expansion of its properties and the opportunistic acquisition of additional neighborhood shopping centers within the Mid-Atlantic region and the Chicago metropolitan area, where the Company has extensive knowledge of local market growth patterns and economic conditions. The Company would also consider acquisitions in other metropolitan markets which management determines to be both attractive and conveniently accessible.

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

      The Company believes that, as a fully integrated real estate organization with both owned and third-party managed properties, it enjoys significant operating efficiencies relative to many of its competitors that operate smaller, fragmented portfolios. These operating efficiencies are the result of economies of scale in operating expenses, more effective leasing and marketing efforts, and enhanced tenant retention levels. The Company also benefits from effectively spreading certain fixed property management and leasing costs over its entire owned and third-party managed portfolio. Management believes that the scope of the Company's portfolio, combined with the Principals' professional and community ties to the Mid-Atlantic region and the Chicago metropolitan area, enables the Company to develop long-term relationships with national and regional tenants which occupy multiple properties in its portfolio, which improves occupancy rates and tenant retention levels.

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

      The following table sets forth information with respect to the Company's recent and ongoing renovations and expansions:

                                                                    Additional
Name                   Description                        Cost      Square Feet

1997 Completed Projects:
 Centre Ridge          Expansion - In-line retail            $455      9,900
 Firstfield            Facade & common area renovation        122         -
 First State           Expansion - Shop Rite supermarket       (1)     2,075
 Laburnum Square       Expansion - Hannaford Bros.             (1)    14,000
 Takoma Park           Facade & common area renovation      1,082         -
 Valley Centre         Expansion - TJ Maxx                    585      8,000
 Brafferton            Facade & common area renovation        227         -
 Kenhorst Plaza        Expansion - Redner's supermarket        (1)     8,000
 Southside Marketplace Facade & common area renovation        208         -
 Valley Centre         Expansion - Weis supermarket            (1)     8,000
                                                          -------     ------

                                                           $2,679     49,975
                                                          =======     ======

       (1) Paid by tenant

                                      Estimated
                                      Completion         Estimated  Additional
Name               Description        Date               Cost       Square Feet

1998 Projects:
 City Avenue       Expansion - Sears
                   Paint & Hardware   First Quarter 1998       $370 (1)  4,327
 City Avenue       Facade & common
                   area renovation    Second Quarter 1998     1,020         -
 Four Mile Fork    Facade & common
                   area renovation    Second Quarter 1998       151         -
 Kings Park        Facade & common
                   area renovation    Third Quarter 1998        200         -
 Laburnum Park     Expansion -
                   Ukrops Supermarket Second Quarter 1998        (2)    10,000
 Mallard Creek     Facade & common
                   area renovation    Third Quarter 1998        605         -
 McHenry Commons   Facade & common
                   area renovation    Third Quarter 1998        339         -
 Newtown Square    Expansion -
                   Acme supermarket   Third Quarter 1998         (2)    10,000
 Newtown Square    Facade & common
                   area renovation    Third Quarter 1998        650         -
 The Oaks          Facade & common
                   area renovation    Third Quarter 1998        529         -
 Pheasant Hill     Facade & common
                   area renovation    Third Quarter 1998        413         -
 Riverside Square/
  River's Edge     Facade & common
                   area renovation    Third Quarter 1998        458         -
 Spring Valley     Facade & common
                   area renovation    Third Quarter 1998        125         -
 Stonebrook        Facade & common
                   area renovation    Third Quarter 1998        323         -
 Valley Centre     Development of
                   pad site           First Quarter 1998        380     6,800
                                                            -------     -----

                                                             $5,563    31,127
                                                            =======    ======

(1) Represents amount due to seller of the property as an earn out payment, payable in Operating Partnership Units.
(2)  To be paid by Tenant

     As a fully-integrated real estate organization, the Company maintains expertise in the development of new retail properties, having developed three of the FWM Properties containing approximately 525,000 square feet of GLA. Management believes the Company's principal anchor tenants and other real estate professionals present the Company with development opportunities which the Company may pursue.

     Opportunistic Acquisitions. Another principal component of the Company's strategy is the acquisition of additional neighborhood shopping centers within the Mid-Atlantic region and Chicago, Illinois. The Company will seek to acquire properties which are strategically located along major traffic arteries in well-established, densely populated communities. The Company typically selects properties in locations where it believes the supply of developable land and zoning restrictions impede the development of competing shopping centers and where tenants' location alternatives are limited. The Company would also consider acquisitions in other metropolitan markets which management determines to be both attractive and conveniently accessible.

     Through its third-party management, leasing and related service business and network of regional management and leasing offices, the Company is familiar with local conditions in its given markets. Because the Company's third-party clients frequently seek assistance with the revitalization and disposition of the properties, the Company believes it is in a unique position to ultimately acquire such properties. For example, FWM provided property management and leasing services for four properties acquired from third-party clients. The Company believes opportunities for neighborhood shopping center acquisitions are particularly attractive at this time because of the fragmentation in ownership of such properties, the limited amount of available capital for non-institutional owners of retail property, and the decline in the construction of new retail properties.

     When evaluating potential acquisitions, the Company will consider such factors as: (i) economic, demographic, and regulatory conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion, or retenanting of the property;
(viii) the property's current expense structure and the potential to increase operating margins; and, (ix) competition from comparable retail properties in the market area. The Company successfully completed the acquisition of 36 properties since its organization in April 1994.

Recent Developments

     In January 1998, the Company acquired Bowie Plaza Shopping Center located in Bowie, Maryland. The total acquisition cost of $12,100 was financed through the issuance of 130,626 Common Units to the seller of the property with a value of approximately $3,600, assumed mortgage indebtedness of $5,400, a draw on the Company's Line of Credit of $3,000 and cash of $100. The mortgage loan carries an all-in effective interest rate of 7.2% and matures in December 2009. The Center contains 104,036 square feet of GLA and is anchored by Giant Food and CVS/Pharmacy.

     In March 1998, the Company sold its two multi-family properties (Branchwood and Park Place Apartments) for a combined sales price of approximately $8,050. The estimated gain on sale is approximately $1,400 and net proceeds after the payment of the existing mortgage debt was approximately $3,900. In March 1998, the Company sold one of the Georgetown retail shops consisting of 5,000 square feet for $750. The estimated gain on sale is approximately $200 and net proceeds after the payment of existing mortgage debt was approximately $300. The proceeds of these sales were used to purchase Watkins Park Plaza (described below) in a like-kind exchange as defined in Internal Revenue Code Section 1031.

     In March 1998, the Company acquired Watkins Park Plaza located in Mitchellville, Maryland. The total acquisition cost of $14,295 was financed with proceeds from the sale of the Company's two multi-family properties and a retail property of $4,200, a draw on the Company's Lines of Credit of $10,000, and cash of $95.

     In January 1998, the Company closed on a $35,500 collateralized revolving Line of Credit with Union Bank of Switzerland. This line is collateralized by six properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line which matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank. Loans under this line will bear interest at LIBOR plus one percent (1%).

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

     Future borrowings may be either on a secured or unsecured basis. The Company's ratio of debt to total market capitalization as of December 31, 1997 was approximately 40.0% and 35.0% assuming conversion of the Exchangeable Debentures to equity. The Company is subject to a number of risks associated with borrowing, including the uncertainty associated with the ability of the Company to refinance mortgage indebtedness of approximately $120.3 million (including the Exchangeable Debentures) maturing in 1999 and 2000, that the indebtedness might be refinanced on less favorable terms, that there is a lack of limitations on the amount of indebtedness that the Company may incur, that interest rates might increase on variable rate or refinanced indebtedness and that the Company's level of leverage may limit its ability to grow through additional debt financing.

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

     All of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed, nor is management aware of any environmental liability that management believes would have a material adverse impact on the consolidated financial position, results from operations or liquidity, including the seven situations discussed below. Management is unaware of any instances in which it would incur and be financially responsible for any material environmental costs if any or all Properties were sold, disposed or abandoned.

     Contamination caused by dry cleaning solvents has been detected in groundwater below the Penn Station Shopping Center. The source of the contamination has not been determined. Potential sources include a dry cleaner tenant at the Penn Station Shopping Center and a dry cleaner located in an adjacent property. Sampling conducted at the site indicates that the contamination is limited and is unlikely to have any effect on human health. The Company has made a request for closure to the State of Maryland. Management believes that there is minimal exposure at this time, and therefore has not recorded an accrued environmental clean-up liability.

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

     A dry cleaning solvent has been detected in the soil and groundwater below the Four Mile Fork Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any effect on human health. In addition, the previous owner of the Four Mile Fork Shopping Center has provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority. Management believes that there is minimal exposure at this time and, therefore, has not recorded an accrued environmental clean-up liability.

     A dry cleaning solvent has been detected in the soil below Bowie Plaza Shopping Center. Testing done at the site indicates that the contamination is limited and is unlikely to have any effect on human health. In addition, the previous owner of the property has provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority. Also, petroleum has been detected in the soil and groundwater beneath the property arising from a release from an adjoining Shell service station not owned by the Company. Shell is liable for the clean up and is currently performing clean up activities. Also, the contamination is unlikely to have an affect on human health. In light of the above, management believes that there is minimal exposure at this time and, therefore, has not recorded an accrued environmental clean-up liability for either of these items.

     Petroleum has been detected in the soil and groundwater beneath Newtown Square Shopping Center arising from a release from an adjoining Mobil service station not owned by the Company. Mobil is liable for the clean up and is currently performing clean up activities. Also, the contamination is unlikely to have an affect on human health. In light of the above, management believes that there is minimal exposure at this time and, therefore, has not recorded an accrued environmental clean-up liability for either of these items.

     Dry cleaning solvent and hydraulic fuel has been detected in the soil below Riverside Square. Testing done at the site indicates that the contamination is limited and is unlikely to have any effect on human health. Management believes that there is minimal exposure at this time and, therefore, has not recorded an accrued environmental clean-up liability.

     Petroleum has been detected in the soil and groundwater beneath an Exxon service station not owned by the Company which is adjacent to Spring Valley Shopping Center. Exxon is liable for the clean up and is currently performing clean up activities. Also, the contamination is unlikely to have an affect on human health. In light of the above, management believes that there is minimal exposure at this time and, therefore, has not recorded an accrued environmental clean-up liability.

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

     The Company expects to pursue its investment objectives through the direct or indirect ownership of properties. The Company intends to primarily invest in or acquire retail properties concentrated in the Mid-Atlantic region, Chicago, Illinois or other metropolitan markets which management determines to be both attractive and conveniently accessible. However, future development or investment activities will not be limited to any geographic area or product type or to a specified percentage of the Company's assets. The Company will not have any limit on the amount or percentage of its assets invested in one property. Subject to the percentage ownership limitations and gross income tests necessary for REIT qualification, the Company also may invest in securities of entities engaged in real estate activities or securities or other issuers, including for the purpose of exercising control over such entities, although it has not done so in the past. The Company may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with the Company's investment policies.

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

Financing Policies

     The Company's current policy is to maintain a ratio of debt (excluding the Exchangeable Debentures) to total market capitalization of approximately 50% or less. As of December 31, 1997, the ratio of the Company's debt (including the Exchangeable Debentures) to total market capitalization was approximately 40.0% and the ratio of the Company's debt (assuming conversion of the Exchangeable Debentures to equity) to total market capitalization was approximately 35.0%. The Company may, however, from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, the market value of its properties, growth and acquisition opportunities and other factors. There is no limit on the Company's ratio of debt-to-total market capitalization, and accordingly the Company may modify its borrowing policy and may increase or decrease its ratio of debt-to-total market capitalization. The

Company may raise such capital through additional equity offerings, debt financing or retention of cash flow subject to provisions in the Code concerning transferability of undistributed REIT income, or a combination of these methods. The Company has on file with the Securities and Exchange Commission a $175 million shelf registration statement, which allows for the issuance of debt or equity.

     The Company presently anticipates that most additional borrowings would be made through the Operating Partnership, although the Company may incur indebtedness, the proceeds of which may be reloaned to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of the Properties and may have full or limited recourse to all or any assets of the Company, the Operating Partnership or any new property-owning partnership or limited liability company. The Company anticipates that all or substantially all of the proceeds of any future sale of shares of capital stock will be transferred to the Operating Partnership in exchange for Units in the Operating Partnership.

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

     To the extent the Company determines to obtain additional debt financing, the Company may do so generally through mortgage loans secured by liens on Properties. These mortgage loans may be recourse or non-recourse and may be cross- collateralized or contain cross-default provisions. The Company does not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments usually limit additional liens on such properties. Future credit facilities and lines of credit may be used for the purpose of making acquisitions or capital improvements or to provide working capital.

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

Conflict of Interest Policies

     The Company has adopted certain policies designed to reduce potential conflicts of interest. In general, the Company will not: (i) engage in any transaction with any director, officer or affiliate thereof involving the sale or disposition of any equity interest in Company property to such person; or
(ii) sell any of the Properties, without approval of a majority of the Company's disinterested directors, and other transactions between the Company and any director or officer, or affiliate thereof, generally must be approved by a majority vote (or in certain cases by a unanimous vote) of the disinterested directors (including a majority of the independent directors) as being fair, competitive, and commercially reasonable and no less favorable to the Company than similar transactions between unaffiliated parties under the same circumstances. Such restrictions do not apply where such director, officer or affiliate has acquired the property for the sole purpose of facilitating its acquisition by the Company, and the total consideration paid by the Company does not exceed the cost of the property to such person (where the cost is increased by the person's holding costs and decreased by any income received by the person from the property) and no special benefit results to such person.

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

Item 2  Properties
      The following table sets forth certain information relating to the Properties as of December 31, 1997.

                       FIRST WASHINGTON REALTY TRUST, INC.
                             PROPERTY SUMMARY TABLE


                                                  Land
                                        Year      Area   Leasable
Property            Location         Constructed (acres) Area (Sf)  % Leased
Maryland
Bryans Road
 Shopping Center    Bryans Road, MD      1972     11.8   118,676       86.7
Capital Corner
 Shopping Center    Landover, MD         1987      4.1    42,625       91.6
Clinton Square
 Shopping Center    Clinton, MD          1979      2.0    18,961       68.7
Clopper's Mill
 Shopping Center    Germantown, MD       1995     14.2   137,952       98.2
Festival At
 Woodholme          Baltimore, MD        1986      7.1    81,027      100.0
Firstfield
 Shopping Center    Gaithersburg, MD     1978      2.4    22,327      100.0
Mitchellville
 Plaza Shopping
 Center             Mitchellville, MD    1991     14.5   154,160       98.6
Northway
 Shopping Center    Millersville, MD     1987      9.6    91,116      100.0
P.G. County
 Commercial Park    Beltsville, MD       1988      9.7   146,422       98.0
Penn Station
 Shopping Center(1) District Heights, MD 1989     22.5   334,970       98.4
Rosecroft
 Shopping Center    Temple Hills, MD     1963      8.3   119,010       87.4
Southside
 Marketplace        Baltimore, MD        1990      9.1   126,646       88.2
Takoma Park
 Shopping Center    Takoma Park, MD      1960      9.8   105,156       88.8
Valley Centre       Owings Mills, MD     1987     33.0   237,449       99.0

Virginia
Ashburn Farm
 Village Center     Ashburn, VA          1996     10.2    88,942      100.0
Brafferton Center   Garrisonville, VA    1974      9.4    94,731       94.2
Centre Ridge
 Marketplace        Centreville, VA      1996     10.9   104,154      100.0
Chesapeake Bagel
 Building           Alexandria, VA    Late 1800's  0.1    11,288      100.0
Davis Ford
 Crossing           Manassas, VA         1988     20.8   147,622       95.2
Four Mile Fork
 Shopping Center    Fredericksburg, VA   1975     10.3   101,262       84.6
Fox Mill
 Shopping Center    Reston, VA           1977     14.0   103,269       96.1
Glen Lea
 Shopping Center    Richmond, VA         1969      9.2    78,823      100.0


Property            Significant Tenants (Lease Expiration Date)
Maryland
Bryans Road
 Shopping Center    Safeway (2014), CVS/Pharmacy (2001)
Capital Corner
 Shopping Center    Burger King (2007), Dollar Bills (2001), Gallo
                    Clothing (2001)
Clinton Square
 Shopping Center
Clopper's Mill
 Shopping Center    Shoppers Food Warehouse (2015), CVS/Pharmacy (2006)
Festival At
 Woodholme          Sutton Place Gourmet (2006), Pier One Imports (1999)
Firstfield
 Shopping Center
Mitchellville
 Plaza Shopping
 Center             Food Lion (2016)
Northway
 Shopping Center    Metro Foods (2007), Rite Aid (1997)
P.G. County
 Commercial Park
Penn Station
 Shopping Center(1) Safeway (N/A), Service Merchandise (2006), Kid City
                    Clothing (2003)
Rosecroft
 Shopping Center    Food Lion (2015), Rite Aid (1998)
Southside
 Marketplace        Metro Foods (2016), Rite Aid (2001)
Takoma Park
 Shopping Center    Shoppers Food Warehouse (2011)
Valley Centre       Weis Markets (2002), TJ Maxx (2007), Ross (2003),
                    Sony Theatres (2005)

Virginia
Ashburn Farm
 Village Center     A&P Superfresh (2016)
Brafferton Center   Giant Food (2009)
Centre Ridge
 Marketplace        A&P Superfresh (2016), Sears Paint & Hardware (2007)
Chesapeake Bagel
 Building
Davis Ford
 Crossing           Weis Markets (2010), CVS/Pharmacy (2000)
Four Mile Fork
 Shopping Center    Safeway (2000), CVS/Pharmacy (2001)
Fox Mill
 Shopping Center    Giant Food (2018), Blockbuster (2001)
Glen Lea
 Shopping Center    Winn Dixie (2005), Eckerd Drug (2000)

Item 2  Properties



                      FIRST WASHINGTON REALTY TRUST, INC.
                             PROPERTY SUMMARY TABLE
                                   (Continued)


                                                       Land
                                            Year       Area  Leasable
Property            Location             Constructed (acres) Area (Sf) % Leased
Hanover Village
 Shopping Center    Mechanicsville, VA      1971       9.5     95,331     98.3
Kings Park          Burke, VA               1966       8.6     76,212    100.0
Laburnum Park (2)   Richmond, VA            1988       9.3    113,992    100.0
Laburnum Square     Richmond, VA            1975      11.4    109,405     95.4
Potomac Plaza       Woodbridge, VA          1963       5.4     85,400     88.3

North Carolina
Shoppes Of Kildaire Cary, NC                1986      14.0    148,205    100.0

Pennsylvania
Allen Street
 Shopping Center    Allentown, PA           1958       4.1     46,503     95.5
City Avenue
 Shopping Center    Philadelphia, PA     1950's-60's  12.2    161,454     95.0
Colonial Square
 Shopping Center    York, PA                1955       2.9     27,488     89.0
Kenhorst Plaza
 Shopping Center    Reading, PA             1990      19.2    164,434     98.0
Mayfair
 Shopping Center    Philadelphia, PA        1988       5.7    112,267    100.0
Newtown Square      Newtown Square, PA   1960's-70's  14.4    137,569     98.0
Stefko Boulevard    Bethlehem, PA        1958-60-75   10.3    135,864     98.8

Illinois
Mallard Creek       Round Lake Beach, IL    1987      14.9    143,759     98.9
McHenry Commons     McHenry, IL             1988      11.5    100,526     98.6
The Oaks            Des Plaines, IL         1983      16.7    138,274     92.2
Pheasant Hill Plaza Bolingbrook, IL         1983      14.4    111,190    100.0
Riverside Square/
 River's Edge       Chicago, IL             1986      17.7    169,434     90.0



Property            Significant Tenants (Lease Expiration Date)
Hanover Village
 Shopping Center    Rack `N Sack (2008), Rite Aid (1998)
Kings Park          Giant (2013), CVS/Pharmacy (1998)
Laburnum Park (2)   Ukrops Supermarket (N/A), Rite Aid (2007)
Laburnum Square     Hannaford Brothers (2013), CVS/Pharmacy (1999)
Potomac Plaza

North Carolina
Shoppes Of Kildaire Winn Dixie (2006)

Pennsylvania
Allen Street
 Shopping Center    Laneco (2003), Eckerd Drug (2004)
City Avenue
 Shopping Center    Acme Market (1999), Eckerd Drug (1999), T.J. Maxx (2001),
                    Sears Paint & Hardware (2007)
Colonial Square
 Shopping Center    Minich Pharmacy (1999)
Kenhorst Plaza
 Shopping Center    Redners (2009), Rite Aid (2000), Sears Paint &
                    Hardware (2007)
Mayfair
 Shopping Center    Shop 'N Bag Supermarket (2013), Eckerd Drug (2006)
Newtown Square      Acme Market (1999), Eckerd Drug (1999)
Stefko Boulevard    Laneco (2003)

Illinois
Mallard Creek       Dominick's Finer Foods (2008)
McHenry Commons     Dominick's Finer Foods (2018)
The Oaks            Dominick's Finer Foods (2017)
Pheasant Hill Plaza Dominick's Finer Foods (2005)
Riverside Square/
 River's Edge       Dominick's Finer Foods (2017)

                                                      Land
                                            Year      Area   Leasable
Property           Location              Constructed (acres) Area (Sf) % Leased
Stonebrook Plaza   Merrionette Park, IL     1984      8.1     95,825      95.3

Delaware
First State Plaza  New Castle County, DE    1988     21.0    162,404     100.0
Shoppes of Graylyn Wilmington, DE           1971      5.0     65,476      97.7

South Carolina
James Island
 Shopping Center   Charleston, SC           1967      6.5     88,557      98.9

Washington, D.C.
The Georgetown
 Shops (3)         Washington, DC       Late 1800's   0.3     17,052     100.0
Connecticut
 Avenue Shops      Washington, DC           1954      0.1      3,000     100.0
Spring Valley
 Shopping Center   Washington, DC           1930      0.9     16,834     100.0
                                                    -----  ---------     -----
                   Subtotal/Average                 487.1  4,993,043      96.2

Post December 31, 1997

Acquisitions:

Bowie Plaza        Bowie, MD                1966     10.8    104,036     100.0
Watkins Park Plaza Mitchellville, MD        1985     12.8    113,643      98.7
                                                    -----  ---------     -----
                   Subtotal/Average                  23.6    217,679      99.3
                                                    -----  ---------
                   Total/Average                    510.7  5,210,722
                                                    =====  =========


Property           Significant Tenants (Lease Expiration Date)

Stonebrook Plaza   Dominick's Finer Foods (2005)

Delaware
First State Plaza Shop Rite Supermarket (2009), Cinemark USA (2011) Shoppes of Graylyn Rite Aid (2016)

South Carolina
James Island
 Shopping Center   Piggly Wiggly (2010), Kerr Drug (2002)

Washington, D.C.
The Georgetown
 Shops (3)
Connecticut
 Avenue Shops
Spring Valley
 Shopping Center   CVS (1999)

Post December 31, 1997

Acquisitions:
Bowie Plaza        Giant (2002), CVS (1998)
Watkins Park Plaza Safeway (2007), CVS/Pharmacy (2001)



(1) Includes Safeway (50,000 sq.ft) and Bowling Alley (40,000 sq.ft) pad sites owned by others. (2) Includes Ukrops Supermarket (49,000 sq ft) pad site owned by the tenant.
(3) Represents four (4) historic retail shops all clustered in close proximity in the central shopping district in Georgetown, Washington, D.C.

Competition

      There are numerous commercial developers, real estate companies and other owners of real estate that operate in the Mid-Atlantic region and the Chicago metropolitan area which compete with the Company in seeking acquisition opportunities and tenants for its properties. In addition, retailers at the shopping centers face competition from malls, factory outlet centers, discount shopping clubs, direct mail, telemarketing and the Internet.

      Retail Properties. The Properties consist of 49 Retail Properties located in Maryland, Virginia, North Carolina, Pennsylvania, Delaware, South Carolina, Illinois and the District of Columbia. The Retail Properties are primarily neighborhood shopping centers containing a total of approximately 5.2 million square feet of GLA occupied by approximately 1,000 tenants. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 106,000 square feet of GLA. A substantial portion of the income from the Properties consists of rent received under long term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of these tenant leases provide for exclusion from some or all of these expenses. The Company's portfolio is comprised of a diversified tenant base, with no single tenant representing more than 8.0% of the Company's annualized minimum rent. All of the Retail Properties are managed by the Company. As of December 31, 1997, the Retail Properties were 96.2% leased.

      Lease Expirations. The majority of leases on the Retail Properties provide for lease terms of between three and 20 years. The following table shows lease expirations (excluding renewal options) for the calendar years 1998 through 2007 and thereafter:
                           Percent
                           of Total                 Percent    Average
                 Approx    GLA                      of Total   Annual
         Number  GLA in    Represented   Annualized Annualized Minimum
           of    Square    by Expiring   Minimum    Minimum    Rent per
Year     Leases  Feet      Leases        Rent       Rent       Square Foot
                (in 000's)              (in 000's)

1998      167      421        9.0%         4,348       8.3%    $10.33
1999      148      459        9.8%         5,159       9.9%     11.24
2000      152      439        9.4%         5,084       9.7%     11.58
2001      151      466       10.0%         6,023      11.5%     12.92
2002      123      352        7.5%         4,933       9.4%     14.01
2003       71      339        7.3%         3,646       7.0%     10.76
2004       22       81        1.7%         1,144       2.2%     14.12
2005       29      306        6.5%         3,444       6.6%     11.25
2006       35      245        5.2%         3,100       5.9%     12.65
2007       25      271        5.8%         2,966       5.7%     10.44
Thereafter 55    1,294       27.8%        12,454      23.8%      9.62
           --    -----       -----        ------      -----      ----

          978    4,673      100.0%       $52,301     100.0%    $11.19
          ===    =====      ======       =======     ======    ======

      Tenant  Diversification.   The  following  table  sets  forth  information
regarding the Company's leases with its 20 largest tenants based upon annualized
minimum rents:                                                       Percent of
                                                                     Aggregate
                                                        Annualized   Annualized
                                          Number        Minimum      Minimum
Tenant                     GLA (Sq.  Ft.) of Properties Rents        Rents
------                     -------------- ------------- ------------ ----------
                                                        (in 000's)

Dominick's Finer Foods         416,542        6           $4,162         8.0%
Shoppers Food Warehouse        133,700        2            1,082         2.1%
A&P Superfresh                 112,168        2            1,080         2.1%
Metro Foods                     93,292        2              872         1.7%
Weis Markets                    94,960        2              786         1.5%
Blockbuster Video               41,669        7              716         1.4%
Food Lion                       78,100        2              678         1.3%
Sears Paint & Hardware          65,816        3              670         1.3%
Rite Aid                        83,018        7              650         1.3%
Giant Food                     121,518        3              607         1.2%
CVS/Pharmacy                    90,538        8              596         1.1%
T.J. Maxx                       54,686        2              500         1.0%
Safeway                        124,851        3              485         0.9%
Winn Dixie                      79,000        2              482         0.9%
Shop Rite Supermarket           57,319        1              459         0.9%
Eckerd Drug                     45,752        5              431         0.8%
Hollywood Video                 22,366        3              425         0.8%
Redner's Supermarket            52,070        1              417         0.8%
Sony Theatres                   32,058        1              385         0.7%
Payless Shoes                   26,442        9              387         0.7%
                             ----------                 --------       ------
      Total                  1,825,865                   $15,870        30.5%
                             ==========                 ========       ======


      Significant Properties. As of December 31, 1996, two of the Properties, Penn Station Shopping Center and Valley Centre, either had a book value equal to or greater than 10% of the total assets of the Company or gross revenues which accounted for more than 10% of the Company's aggregate gross revenues. Set forth below is additional information with respect to such Properties.

      Penn Station Shopping Center. Penn Station is a 334,970 square foot shopping center occupied by 45 tenants and located at the intersection of Pennsylvania Avenue and Silver Hill Road in Prince George's County, Maryland, two miles outside of Washington, D.C. and one and one-half miles inside of the Capital Beltway. The center is fully-integrated with a Safeway Supermarket (50,000 square feet) and a bowling alley (40,000 square feet), both of which are owned by third parties. Other tenants include Service Merchandise, Blockbuster Video and Kid City Clothing. Penn Station was 98.4% leased as of December 31, 1997.

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

      The following table sets forth a schedule of lease expirations at Penn Station, assuming none of the tenants exercise renewal options:

                            Percent of              Percent
                            Total GLA               of Total
                            Represented  Annualized Annualized  Average Annual
       Number of  GLA       by Expiring  Minimum    Minimum     Minimum Rent
Year   Leases     in Sq Ft  Leases       Rent       Rent        per Square Foot
                 (in 000's)             (in 000's)

1998       6       12          5.2%        $198        7.1%              $16.50
1999      11       31         13.4%         540       19.3%               17.42
2000       6       31         13.4%         342       12.2%               11.03
2001       6       17          7.3%         270        9.7%               15.88
2002       6       21          9.1%         342       12.3%               16.29
2003       5       29         12.4%         331       11.9%               11.41
2004       2       21          9.1%         186        6.7%                8.86
2005       1       13          5.6%         135        4.8%               10.38
2006       1       50         21.5%         325       11.7%                6.50
2007       0        0          0.0%           0        0.0%                0.00
Thereafter 1        7          3.0%         119        4.3%               17.00
          --       --       -------      ------    --------            --------
          45      232        100.0%      $2,788      100.0%              $12.02
          ==      ===        ======      ======      ======              ======

         The following table sets forth the average annual rents per square foot of GLA and the percentage of GLA leased at Penn Station:

                                       Average Annual
                                        Minimum Rent                Percentage
                                       per Square Foot                 Leased

            1993                            $11.68                      94.7%
            1994                            $11.64                      97.8%
            1995                            $11.94                      98.3%
            1996                            $11.70                      99.1%
            1997                            $11.87                      98.4%

      Depreciation (for tax purposes) on the Penn Station Property is taken on a straight line basis over 39 years, resulting in a rate of approximately 2.56% per year. Depreciation for book purposes in calculated on a straight-line basis over 31 1/2 years. At December 31, 1997, the federal tax basis of the Penn Station Shopping Center was approximately $21.5 million. The realty tax rate on the property is $3.45 per $100 of assessed value, resulting in a 1997 realty tax of approximately $269,000.

      Valley Centre. Valley Centre is a 237,449 square foot shopping center occupied by 27 tenants and located on U.S. Route 140, approximately two miles from the Baltimore Beltway (1-695) in Owings Mills, Maryland. The major tenants are Weis Supermarket, T.J. Maxx, Ross Stores, Annie Sez, Cosmetic Center and Sony Theatre. Valley Centre was 99.0% leased as of December 31, 1997.

      Four tenants, Weis Markets, T.J. Maxx, Ross Stores and Sony Theaters, each occupy in excess of 10% of the GLA at Valley Centre. Weis Markets, a supermarket, occupies 49,420 square feet of GLA under a lease which expires in May 2002 and has three renewal options of five years each. The annual minimum rent is $330,800, which is subject to a $1.00 per square foot increase for each option period. T.J. Maxx, a ladies apparel retailer, occupies 32,148 square feet of GLA under a lease which expires in April 2007 and has two renewal options of five years each. The annual minimum rent of the T.J. Maxx lease is $297,369, plus percentage rent equal to 2% of gross sales over $7.5 million. The rent increases $0.50 per square foot for each option period. Ross Stores, a ladies apparel retailer, occupies 27,618 square feet of GLA under a lease which expires January 2003 and has one renewal option of five years. The annual minimum rent of the Ross Stores lease is $243,240, plus percentage rent equal to 2% of gross sales over approximately $11 million. The rental amounts for the renewal option is set at a fixed amount reflecting an 8.6% increase. Sony Theaters, a movie theatre operator, occupies 32,058 square feet of GLA under a lease which expires February, 2005 and has three renewal options of five years each. The annual minimum rent of the Sony Theaters lease is $384,696 with an increase of $1.00 per square foot in the year 2000. Under the terms of the lease, the tenant pays percentage rent equal to 8% of gross sales over $4.8 million. The lease provides for rental increases of $0.50 per square foot for each option period.

      The following table sets forth a schedule of lease expirations at Valley Centre for the next ten years, assuming none of the tenants exercise renewal options.

                              Percent of                  Percent    Average
                              Total GLA                   of Total   Annual
                              Represented by  Annualized  Annualized Minimum
        Number of  GLA in     Expiring        Minimum     Minimum    Rent per
Year     Leases    Sq Ft      Leases          Rent        Rent       Square Foot
                  (in 000's)                 (in 000's)

1998        1        5           2.1%          $  75       2.6%        $15.00
1999        2        7           2.9%            123       4.2%         17.57
2000        5       19           7.9%            354      12.0%         18.63
2001        3       19           7.9%            252       8.6%         13.26
2002        7       27          11.3%            458      15.6%         16.96
2003        3       35          14.6%            363      12.3%         10.37
2004        0        0           0.0%              0       0.0%          0.00
2005        1       32          13.3%            417      14.2%         13.03
2006        0        0           0.0%              0       0.0%          0.00
2007        4       91          37.9%            805      27.3%          8.85
Thereafter  1        5           2.1%             93       3.2%         18.60
           --     ----           ----        -------    -------         -----

           27      240         100.0%         $2,940     100.0%        $12.25
           ==      ===         ======         ======     ======        ======

      The following table sets forth the average rents per square foot of GLA and the percentage of GLA leased at Valley Centre:

                                      Average Rent                    Percentage
                                     per Square Foot                    leased

         1993                            $10.86                         100.0%
         1994                            $11.10                          99.4%
         1995                            $11.42                         100.0%
         1996                            $11.40                          95.9%
         1997                            $11.66                          99.0%

      Depreciation (for tax purposes) on Valley Centre is taken on a straight-line basis over 39 years, resulting in a rate of approximately 2.56% per year. At December 31, 1997, the federal tax basis of Valley Centre was approximately $25.1 million. Depreciation for book purposes is calculated on a straight-line basis over 31 1/2 years. The realty tax rate on Valley Centre is approximately $3.07 per $100 of assessed value, resulting in a 1997 realty tax of approximately $310,000.

Mortgages, Notes and Loans Payable

      Information relating to future maturities of mortgages, notes and loans payable at December 31, 1997 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operation and footnotes 5 and 6 to the Consolidated Financial Statements included with this Form 10-K and is incorporated by reference herein.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1997.

                                                      PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
Matters

(a)  Market Information

      The Company's Common Stock and Preferred Stock began trading on the NASDAQ National Market System on June 27, 1995. On August 13, 1996, the Company's common and preferred stock began trading on the New York Stock Exchange under the symbol FRW. The high and low market values of the Company's Common Stock for 1996 and 1997 are as follows:

                                                                Distributions
                            High              Low                 Per Share

1996
         First Quarter      $ 19.00           $ 17.75               $ .4875
         Second Quarter       20.50             18.25                 .4875
         Third Quarter        21.25             19.25                 .4875
         Fourth Quarter       23.63             20.13                 .4875

1997
         First Quarter      $ 24.13           $ 22.25               $ .4875
         Second Quarter       25.38             22.38                 .4875
         Third Quarter        25.25             22.88                 .4875
         Fourth Quarter       27.75             23.98                 .4875

(b)  Holders of Record

         As of March 30, the approximate number of holders of record of the Common Stock was 19.

(c)  Dividends

         The Company intends to make quarterly distributions to its common and preferred stockholders. Quarterly distributions made during 1997 are as follows:

Record Date          Payment Date                           Amount Per Share

Common Stock
  February 1, 1997   February 15, 1997                         $0.4875
  May 1, 1997        May 15, 1997                              $0.4875
  August 1, 1997     August 15, 1997                           $0.4875
  November 1, 1997   November 15, 1997                         $0.4875

Preferred Stock
  February 1, 1997   February 15, 1997                         $0.6094
  May 1, 1997        May 15, 1997                              $0.6094
  August 1, 1997     August 15, 1997                           $0.6094
  November 1, 1997   November 15, 1997                         $0.6094

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

      For the fiscal year ended December 31, 1997, 44.9% of the distributions made on the Common Stock represented a return of capital and 2.6% represented capital gain distributions for federal income tax purposes.




Recent Sales of unregistered equity securities

      (a)     Securities sold

              The following table sets forth the date of sale,  title and amount
              of   unregistered   securities  sold  by  the  Company  since  its
              incorporation on April 25, 1994:

                  Date of Sale    Title                      Amount

                  04/28/94        Common Stock                  100 shares
                  06/27/94        Common Stock            1,574,359 shares
                  06/27/94        Preferred Stock         1,920,000 shares
                  06/27/94        Preferred Units           352,000 units
                  06/27/94        Common Units              347,056 units
                  06/01/95        Common Units               95,877 units
                  06/30/95        Preferred Stock           358,000 shares
                  11/15/95        Preferred Stock            36,189 shares
                  01/04/96        Common Units              120,785 units
                  03/20/96        Common Units              171,910 units
                  03/20/96        Preferred Units            67,609 units
                  12/19/96        Common Units               36,266 units
                  12/30/96        Common Units               48,013 units
                  01/24/97        Common Units              143,385 units
                  03/19/97        Common Units               55,335 units
                  03/19/97        Preferred Units             9,538 units
                  09/01/97        Common Units              858,244 units
                  10/01/97        Common Units              184,865 units
                  12/01/97        Common Units              142,578 units
                  01/01/98        Common Units              130,626 units

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

              vi. January 4, 1996 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Stefko Boulevard Shopping Center and Allen Street Shopping Center, an "accredited investor".

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

              xii.September 1, 1997 Sales. Underwriters were not retained in connection with the sale of these securities. These shares were issued to the sellers of McHenry Commons, Mallard Creek, The Oaks, Pheasant Hill, Riverside Square/River's Edge and Stonebrook Plaza Shopping Centers, an "accredited investor".

              xiii. October 1, 1997 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Mitchellville Plaza, an "accredited investor".

              xiv.December 1, 1997 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Spring Valley Shopping Center, an "accredited investor".

              xv. January 1, 1998 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Bowie Plaza, an "accredited investor".

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

              vii.March 20, 1996 Sales. These units were issued, in addition to cash payments of $14.5 million, in consideration for the purchase of a property. These units were valued, at such time, at approximately $3.3 million (Common Units) and $1.6 million (Preferred Units).

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

              xii.September 1, 1997 Sales. These units were issued in exchange for properties having a value of approximately $22.9 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

              xiii. October 1, 1997 Sales. These units were issued in exchange for properties having a value of approximately $5.6 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

              xiv.December 1, 1997 Sales. These units were issued in exchange for properties having a value of approximately $5.9 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

              xv. January 1, 1998 Sales. These units were issued in exchange for properties having a value of approximately $6.7 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

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

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION (1)

                                                Year Ended December 31,
                                    1997      1996      1995      1994      1993
                                   (dollars in thousands, except per share data)
OPERATING DATA
  Revenues:
    Minimum Rent                 $43,857   $31,398   $22,793   $14,701  $10,594
    Tenant reimbursements          9,506     6,704     4,362     2,823    1,889
    Percentage rent                1,060       664       495       255       68
    Third-party fees                   -         -         -     1,912    4,396
    Other income                   1,211     1,672     1,447       508      245
                                  ------    ------    ------    ------   ------
          Total revenues          55,634    40,438    29,097    20,199   17,192
                                  ------    ------    ------    ------   ------

  Expenses:
    Operating and maintenance     13,522     9,743     6,746     6,299    5,137
    General and administrative     3,363     3,137     2,831     1,356    2,665
    Interest                      18,416    14,986    11,230     9,301    7,909
    Depreciation and amortization 11,172     8,019     5,808     4,579    2,721
                                  ------    ------    ------    ------   ------
          Total expenses          46,473    35,885    26,615    21,535   18,432
                                  ------    ------    ------    ------   ------

Income (Loss) before gain on
 sale of properties, income
 from Management Company,
 extraordinary item, minority
 interest and distributions to
 Preferred Stockholders            9,161     4,553     2,482    (1,336)  (1,240)
Gain on Sale of Properties           549         -         -        -         -
Income from Management Company       433       221       449      500         -
                                  ------    ------    ------    ------   ------
Income (Loss) before
 extraordinary item, minority
 interest and distribution
 to Preferred Stockholders        10,143     4,774     2,931      (836)  (1,240)
Extraordinary item                  (954)        -         -     2,251    2,665
                                  ------    ------    ------    ------   ------
Net income                                                              $ 1,425
                                                                         ======
Income before minority
 interest and distributions
 to Preferred Stockholders         9,189     4,774     2,931     1,415
Income allocated to
 minority interest                (1,579)     (694)     (602)   (1,101)
                                  ------    ------    ------    ------
Income before distributions
 to Preferred Stockholders         7,610     4,080     2,329       314
Distributions to Preferred
 Stockholders                     (5,641)   (5,641)   (5,117)   (1,811)
                                  ------    ------    ------    ------
Income (loss) allocated to
 Common Stockholders              $1,969   $(1,561)  $(2,788)  $(1,497)
                                  ======   ========  ========  ========
Net income (loss) per
 Common Share - Basic (2)          $0.35    ($0.46)   ($1.19)   ($0.95)
                                  ======   ========  ========  ========
Net income (loss) per
 Common Share - Diluted            $0.34    ($0.46)   ($1.19)   ($0.95)
                                  ======   ========  ========  ========
Shares of Common Stock
 (in thousands) - Basic            5,663     3,367     2,351     1,574
                                  ======   ========  ========  ========
Shares of Common Stock
 (in thousands) - Diluted          5,730     3,367     2,351     1,574
                                  ======   ========  ========  ========

BALANCE SHEET DATA:
  Rental properties, gross      $456,798  $314,235  $228,092  $175,213  $87,749
  Total assets                  $439,141  $313,613  $227,405  $172,487  $81,056
  Mortgage and other
 notes payable                  $212,030  $167,047  $116,182  $ 89,858  $92,382
  Debentures                     $25,000   $25,000   $25,000  $ 25,000        -
  Total Liabilities             $247,944  $198,375  $145,241  $117,925  $96,216
  Minority Interest              $38,255   $16,661   $11,088    $8,580        -
  Stockholders equity (deficit) $152,942   $98,577   $71,076   $45,982 $(15,160)

PORTFOLIO PROPERTY DATA
(end of period):
  Retail Occupancy                  96.2%     96.4%     96.0%     96.4%    95.4%
  Number of retail properties         47        36        27        20       14
  Number of multi-family
  properties                           2         2         2         2        2
  Retail Properties GLA
    (thousands of square feet)     4,931     3,652     2,668     2,014    1,186
  Multi-family properties
  (number of units)                  401       401       401       401      401

OTHER DATA:
  Funds From Operations
   Diluted  (3) (4)              $23,947   $16,352   $12,601
  Cash flow from operating
   activities                    $23,441   $11,616   $10,003    $3,164     $831
  Cash flow (used in)
   investing activities          (25,689)  (56,994)  (29,884)  (56,236)    (450)
  Cash flow provided by
   (used in) financing activities (6,390)   49,352    26,574    53,615     (529)

(1) See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.
(2) Net income (loss) per share is based on the weighted average total shares of Common Stock outstanding. Because the Company's income is based on its percentage interest in the Operating Partnership's income, the net income (loss) per share would be unchanged for the periods presented even if the Common Units were exchanged for Common Stock of the Company. (3) The Company considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. On March 3, 1995, NAREIT adopted the NAREIT White Paper on Funds From Operations (the "NAREIT White Paper") which provided additional guidance on the calculation of Funds From Operations. Funds From Operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds of Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or of ability to make distributions. (4) Before minority interest and distributions to Preferred Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company appearing elsewhere in this Annual Report. Dollars are in thousands except share data.

         Certain information included in the following section of this report, other than historical information may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

Comparison  of the year ended  December 31, 1997 to the year ended  December 31,
1996

         For the year ended December 31, 1997, the net income allocated to common stockholders increased by $3,530 from a net loss of $1,561 to a net income of $1,969, when compared to the year ended December 31, 1996, primarily due to an increase in revenues and a gain on sale of property offset by an increase in expenses, an item of extraordinary loss, and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $15,196 or 37.6%, from $40,438 to $55,634, due primarily to an increase in minimum rents of $12,459 and tenant reimbursements of $2,802. The increases were primarily due to the purchase of Centre Ridge Marketplace in March 1996, Takoma Park Shopping Center in April 1996, Southside Marketplace in June 1996, Kings Park Shopping Center in December 1996, Newtown Square Shopping Center in December 1996 and Northway Shopping Center in December 1996 (the "1996 Acquisitions") (resulting in partial year revenues being included in the year ended December 31, 1996), City Avenue Shopping Center in January 1997, Four Mile Fork Shopping Center in January 1997, Shoppes of Graylyn in January 1997, Ashburn Farm Village Shopping Center in March 1997, the six properties in Chicago in September 1997, Mitchellville Plaza in October 1997 and Spring Valley Shopping Center in December 1997 (the "1997 Acquisitions").

         Property operating and maintenance expense increased by $3,779, or 38.8%, from $9,743 to $13,522, due primarily to the 1996 and 1997 Acquisitions. General and administrative expenses increased by $226 or 7.2%, from $3,137 to $3,363, due primarily to an increase in the amount of compensation paid or payable in Company stock of $310 offset by a decrease in NYSE fees of $95.

         Interest expense increased by $3,430, or 22.9%, from $14,986 to $18,416, due primarily to the increase in mortgage indebtedness of $74,657 associated with the 1996 and 1997 Acquisitions, offset by a decrease in mortgage and line of credit indebtedness of $46,375 retired with the proceeds of the September 1997 offering discussed below.

         Depreciation and amortization expenses increased by $3,153, or 39.3%, from $8,019 to $11,172, primarily due to the 1996 and 1997 Acquisitions.

         During 1997, a gain on sale of properties of $549 was realized and there was a $954 extraordinary loss due to the early extinguishment of debt. Debt in the amount of $46,375 was retired with proceeds of the September 1997 common stock offering. There were no such items in 1996.

         Income allocated to minority interests increased by $885 from $694 to $1,579 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership from 14.3% to 20.7%.

         Net cash flow provided by operating activities increased from $11,616 in 1996 to $23,441 in 1997 primarily due to the acquisition of new properties during 1997 and realizing the full years operations from properties purchased in 1996 and improved property performance. Net cash flows used in investing activities decreased from $56,994 in 1996 to $25,869 in 1997 primarily due to an increase in the amount of property acquisitions financed through the use of assumed mortgage indebtedness during 1997. Net cash flow provided by financing activities changed from net cash provided by financing activities of $49,352 to net cash used in financing activities of $6,390 primarily due to an increase in the amount of mortgage loans retired with proceeds of the September 1997 offering and cash from operations. In 1996, the proceeds of the December 1996 offering were primarily used for acquisitions of rental properties. In 1997, the acquisition of rental properties were more heavily financed through assumed mortgage indebtedness.

Comparison  of the year ended  December 31, 1996 to the year ended  December 31,
1995

         For the year ended December 31, 1996, net loss allocated to common shareholders decreased by $1,227 from a net loss of $2,788 to a net loss of $1,561, when compared to the year ended December 31, 1995, primarily due to an increase in revenues offset by increases in expenses and distributions to holders of Convertible Preferred Stock.

         Total revenues increased by $11,341 or 39.0%, from $29,097 to $40,438, due primarily to an increase in minimum rents of $8,605 and tenant reimbursements of $2,342. The increases were primarily due to the acquisition of Festival at Woodholme on June 1, 1995, Glen Lea, Hanover Village, Laburnum Park and Laburnum Square on July 1, 1995, Kenhorst Plaza on October 12, 1995, and Firstfield Shopping Center on November 15, 1995 (resulting in partial year revenues being included in the year ended December 31, 1995) (together the "1995 Acquisitions"), Stefko Boulevard and Allen Street Shopping Centers in January 1996 and the 1996 Acquisitions.

         Property operating and maintenance expense increased by $2,997, or 44.4%, from $6,746 to $9,743, due primarily to the purchase of the 1995, 1996 Acquisitions, Stefko Boulevard and Allen Street Shopping Centers.

         General and administrative expenses increased by $306, or 10.8%, from $2,831 to $3,137, due primarily to the accrual of performance bonuses of $155 and an initial NYSE listing fee of $115.

         Interest expense increased by $3,756, or 33.4%, from $11,230 to $14,986, due primarily to the financing of the 1995, 1996 Acquisitions, Stefko Boulevard and Allen Street Shopping Centers.

         Depreciation and amortization expenses increased by $2,211, or 38.1%, from $5,808 to $8,019, primarily due to an increase in depreciable basis due to the purchase of the 1995, 1996 Acquisitions, Stefko Boulevard and Allen Street Shopping Centers.

         During 1996, distributions payable to owners of the Convertible Preferred Stock increased by $524 from $5,117 to $5,641 primarily due to the issuance of an additional 358,000 shares in June 1995 and the issuance of 36,189 shares of Convertible Preferred Stock in November 1995.

         Net cash flow provided by operating activities increased from $10,103 in 1995 to $11,616 in 1996, primarily due to the acquisition of new properties during 1996 and realizing the full years operations from properties purchased in 1995 and improved property performance. Net cash flows used in investing activities increased from $29,984 in 1995 to $56,994 in 1996 primarily due to an increase in the amount of property acquisitions during 1996. Net cash flow provided by financing activities increased from $26,574 to $49,352 primarily due to an increase in the amount of equity capital raised and an increase in proceeds from mortgage notes due to an increase in acquisitions in 1996 resulting in more financing needs.

Comparison  of the year ended  December 31, 1995 to the year ended  December 31,
1994

         For the year ended December 31, 1995, net loss allocated to common shareholders increased by $1,291 from a net loss of $1,497 to a net loss of $2,788, when compared to the year ended December 31, 1994, primarily due to an increase in expenses and distributions to holders of Convertible Preferred Stock, offset by increases in revenues and a decrease in income allocated to minority interest.

         Total revenues increased by $8,898 or 44.1%, from $20,199 to $29,097, due primarily to an increase in minimum rents of $8,092 and tenant reimbursements of $1,539, partially offset by a decrease in third-party fees of $1,912 due to the change in the ownership of the Management Company from voting to nonvoting stock and the related change in the method of accounting for the Management Company, effective June 27, 1994. The increases were primarily due to the purchase of the six properties ("the 1994 Acquisitions") on June 27, 1994 resulting in only six months revenues being included in the year ended December 31, 1994 and the purchase of the 1995 Acquisitions.

         Property operating and maintenance expense increased by $447, or 7.1%, from $6,299 to $6,746, due primarily to the purchase of the 1994 Acquisitions on June 27, 1994 resulting in only six months of expenses being included in the year ended December 31, 1994 and the purchase of the 1995 Acquisitions. Property operating and maintenance expenses as a percentage of total revenues decreased from 31% in 1994 to 23% in 1995 primarily due to savings in property management fee expenses due to the increased size of the Company's portfolio and a reduction in the reserve for allowance for doubtful accounts.

         General and administrative expenses increased by $1,475, or 108.8%, from $1,356 to $2,831, due primarily to compensation paid or payable in company stock in the amount of $1,800 to key employees.

         Interest expense increased by $1,929, or 20.7%, from $9,301 to $11,230, due primarily to the financing of the 1995 Acquisitions.

         Depreciation and amortization expenses increased by $1,229, or 26.8%, from $4,579 to $5,808, primarily due to an increase in depreciable basis due to the purchase of the 1995 Acquisitions and a full years depreciation on the 1994 Acquisitions.

         During  1995,  distributions  payable  to  owners  of  the  Convertible
Preferred Stock increased by $3,306 from $1,811 to $5,117 primarily due to the Convertible Preferred Stock being outstanding for only six months in 1994 and the issuance of an additional 358,000 shares during 1995. Income allocated to minority interest decreased by $499 from $1,101 to $602 for the year ended December 31, 1995 primarily because all pre-June 27, 1994 income was allocated to minority interests in 1994, partially offset by increased earnings in 1995. During 1994 there was extraordinary income of $2,251. There was no such item during 1995.

         Net cash flow provided by operating activities increased from $3,164 in 1994 to $10,103 in 1995, primarily due to the acquisition of new properties during 1995 and realizing the full years operations from properties purchased in 1994 and improved property performance. Net cash flows used in investing activities decreased from $56,236 in 1994 to $29,984 in 1995 primarily due to a decrease in the amount of property acquisitions during 1995. Net cash flow provided by financing activities decreased from $53,615 to $26,574 primarily due to a decrease in the amount of equity capital raised and a decrease in proceeds from mortgage notes due to a decrease in acquisitions in 1995 resulting in less financing needs.

Liquidity and Capital Resources

         In 1997, the Company continued to expand its portfolio of neighborhood shopping centers. During the year, the Company acquired twelve shopping centers for an aggregate acquisition cost of $134,553. The acquisitions were primarily located in the metropolitan areas of Washington, D.C. and Chicago, Illinois. The acquisitions increased the Company's portfolio by 1.3 million square feet. The Company financed the acquisitions through the issuance of both Common and Preferred Units with a value of $33,851, assumed mortgage indebtedness of $78,747, deferred consideration of $2,223 and cash of $19,732. The cash was provided by both draws on the Company's lines of credit and from proceeds remaining from the December 1996 offering.

         In September 1997, the Company completed an offering of 2,070,000 shares of Common Stock priced at $24.00 per share. Net proceeds (after deducting the underwriters discount and other offering expenses) of $46,900 were primarily used to retire existing mortgage debt ($25,875) and outstanding amounts on the Company's Line of Credit ($20,500).

         The Company also closed two sales during the year resulting in net proceeds of $900 after the repayment of associated debt. Thieves Market was sold for $1,200 and .357 acres and 5,500 square feet of building of Laburnum Park Shopping Center was sold to Ukrops Supermarket for expansion space for $900.

         Subsequent to 1997, the Company acquired two additional properties for an aggregate acquisition cost of $26,395. The acquisitions were financed through the issuance of 130,626 Common Units with a value of approximately $3,600, assumed mortgage indebtedness of $5,400, draws on the Company's lines of credit of 13,000 and cash of $4,395.

         In March 1998, the Company sold its two multi-family properties for a combined sales price of $8,050. The net proceeds after payment of the existing mortgage debt and closing costs amounted to $3,900. In addition, in March 1998, the Company sold one of its Georgetown retail shops for $750. The net proceeds after payment of the existing mortgage debt and closing costs amounted to $300. The proceeds of these sales were used to finance the acquisition of one of the rental properties discussed above.

         During 1997, the Company renovated four of its properties (Brafferton, Southside, Takoma and Firstfield) for an aggregate cost of approximately $1,650 and expanded five properties (50,000 square feet) for an aggregate cost of $1,050.

         During 1998, the Company expects to renovate a minimum of eleven properties for an aggregate cost of $4,900. The Company also plans to expend, at a minimum, approximately $750 for the expansion of four of its properties. These expansions will add approximately 31,000 square feet to the properties. These expansions and renovations are expected to be financed primarily through draws on the Company's Lines of Credit.

         The Company expects to continue its renovation and acquisition program for the remainder of 1998. However, the level of future acquisitions is dependent on the Company's ability to raise additional capital through debt proceeds and equity offerings.

         On April 17, 1997, the Company filed a $175 shelf registration statement with the Securities and Exchange Commission, which allows for the issuance of debt or equity.

Indebtedness

         The following table sets forth certain information regarding the indebtedness of the Company (excluding the Exchangeable Debentures) as of December 31, 1997:

                                                     Balance           Maturity
Mortgage Loans                  Interest Rate (1) (in thousands) (2    Date (3)


Ashburn Farm Village (4)              7.41%           6,730            01/01/01
Broadmoor Apartments                  9.90%           3,826            07/01/99
Chesapeake Bagel Building             6.59%             735            07/01/01
City Avenue Shopping Center           8.12%           9,909            10/18/05
Clopper's Mill                        7.22%          14,132            03/21/06
Davis Ford, First State Plaza,
  James Island,
  Valley Centre and Bryans Road (5)   8.93%          38,500            07/01/99
Festival at Woodholme                 9.82%          11,489            04/30/00
Allen Street and Stefko Boulevard (6) 7.86%           5,913            01/11/06
Firstfield                            7.50%           2,472            12/01/05
Glen Lea, Hanover Village,
  Laburnum Park
  and Laburnum Square (7)             8.76%          13,283            10/31/05
Kings Park Shopping Center            7.89%           4,783            11/01/14
McHenry Commons                       7.16%           6,643            03/01/99
Mallard Creek                         7.16%          11,824            02/10/99
Mayfair Shopping Center (8)(9)        6.33%           7,075            06/24/10
Mitchellville Plaza Shopping Center   7.10%          15,764            06/24/05
Northway Shopping Center              8.01%           6,282            01/01/07
Northway Shopping Center (10)         8.62%           1,827            08/01/99
Pheasant Hill Shopping Center         7.28%           8,128            07/15/00
Potomac Plaza Shopping Center         7.15%           3,656            07/01/99
Riverside Square/River's Edge         7.16%           2,505            07/10/99
Shoppes of Kildaire                   7.89%           7,774            05/31/06
Southside Marketplace                 8.75%           7,999            08/01/05
Stonebrook Plaza                      7.28%           6,226            07/15/00
The Georgetown Shops                  6.65%             411            07/01/01
The Oaks                              7.42%          10,144            05/01/03
Valley Centre                         7.75%             700            06/30/07
Lines of Credit (11)                  7.66%           3,300            01/31/00
                                     ------        --------
 TOTALS                               7.90%        $212,030
                                     ======        ========


(1) The effective interest rate includes the amortization of deferred financing costs and premiums over the term of the respective loan. (2) Includes premiums on the assumption of mortgage debt in the amount of $5,330. (3) Many of the outstanding mortgages contain prepayment penalties, typically calculated using a yield maintenance formula.
(4) The interest rate is adjusted monthly based on 30-day LIBOR plus 1.50%.
(5) This debt (the Nomura Mortgage Loan) is collateralized by these five properties. The Company has entered into an interest rate swap agreement which fixes the rate at 7.09% for the period July 1, 1996 through June 30, 1999.
(6) This debt is collateralized by these two properties. The loan can be extended through January 11, 2021. The interest rate adjusts to the greater of the initial interest rate plus five percentage points or the T-bill rate plus five percentage points.
(7) This debt is collateralized by these four properties.
(8) The debt service on this mortgage loan is determined based upon a variable rate of interest, plus a letter of credit enhancement fee of 2.0%. The variable interest rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the Bond Obligations equal to par plus accrued interest, based on comparable issues in the market.
(9) This debt matures in the year 2010. However, the letter of credit enhancer expires in June 1998. (10) This loan is a second trust which is also secured by a letter of credit. (11) Loan was subsequently refinanced with the proceeds of a new 3 year Line of Credit in January 1998.

         As of December 31, 1997, the Company had total mortgage notes of approximately $212,030, which consisted of approximately $204,955 in indebtedness collateralized by 35 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond Obligations") of approximately $7,075 collateralized by one of the properties. Of the Company's indebtedness, $17,105 (8.1%) is variable rate indebtedness and $194,925 (91.9%) is at a fixed rate. The fixed rate indebtedness has interest rates ranging from 6.33% to 9.90%, with a weighted average interest rate (excluding the Bond Obligations) of 8.10%, and will mature between 1999 and 2014, with a weighted average remaining term to maturity of 4.6 years. A large portion of the Company's indebtedness will become due by 2000, requiring balloon payments of $67,762 in 1999 and $27,522 in 2000. From 1997 through 2014, the Company will have to refinance an aggregate of approximately $183,459. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

         In June 1994, the Company borrowed $38,500 under new mortgage loans (collectively, the "Nomura Mortgage Loan") collateralized by five of the Properties. These loans, which bear interest at 30-day LIBOR (5.97% at December 31, 1997) plus 2.0% and mature on July 1, 1999, are closed to prepayment for 48 months and can be prepaid thereafter based on a 1.50% declining prepayment penalty. To mitigate its exposure to these variable rate loans, the Company entered into a five year interest rate protection agreement for a notional amount of $38,500 that is effective through the loans maturity, and caps the interest rate at 7.70% through the maturity date. The cost of the interest rate protection agreement of approximately $3,200, is being amortized over the life of the agreement using the effective interest rate method resulting in an effective interest rate on the Nomura Mortgage Loan of approximately 8.93% per annum. The fair market value of the interest rate swap is determined by the amounts at which they could be settled. The estimated fair market value of the interest rate protection agreement was approximately $100 at December 31, 1997.

         In December 1995, the Company entered into an interest rate swap contract with a notional amount of $38,500. The Company intends to hold such contract until the expiration date. The purpose of the swap is to fix the interest rate on the $38,500 Nomura loan through its expiration date of June 1999 at 7.09%. Under the terms of the interest rate contract, the Company will be paying a fixed rate of 5.09% to the other party to the contract (the "Counter Party") through June 1999. The Company will be receiving variable payments from the Counter Party based on 30-day LIBOR through June 1999. The Counter Party has as collateral a $3,500 restriction on the $5,800 Line of Credit it provided the Company (see below). The fair market value of the interest rate swap is determined by the amounts at which they could be settled. If the Company had settled these agreements with the Counter Party on December 31, 1997, the Company would have received approximately $300.

         In anticipation of the large amounts of mortgage debt maturing in 1999 and 2000, the Company has entered into forward interest rate swap contracts. The Company intends to hold such contracts until their expiration dates. The purpose of the swaps is to mitigate any exposure to fluctuations in interest rates until the maturity dates of the mortgages when the Company expects to refinance these loans. Under the terms of the swap contract, the Company pays a fixed rate to the other party to the contract ("Counter Party") while receiving variable payments from the Counter Party based on 30-day LIBOR. This effectively fixes the LIBOR rate for the Company during the period of the swap contracts. The following is a summary of the Company's swap contracts as of December 31, 1997:

  Notional         Date of             Period of         Fixed Rate  Fair Market
   Amount         Agreement             Contract           Payable       Value
 (In 000's)                                                           (In 000's)

  $38,500           12/95         07/01/99 - 12/01/03       6.37%        $(534)
   20,000           08/97         03/01/99 - 03/01/04       6.44%        $(366)
   15,000           11/97         06/01/99 - 06/01/04       6.18%        $(111)
   24,000           01/98         05/01/00 - 05/02/05       5.85%          N/A
   ------                                                   -----
  $97,500                                                   6.23%
  =======                                                   =====

Debentures

     In June 1994, the Operating Partnership effected a private placement of $25,000 aggregate principal amount of Exchangeable Debentures. The Debentures are exchangeable in the aggregate for 1,000,000 shares of Preferred Stock of the Company, subject to adjustment. Interest on the Debentures is payable quarterly, in arrears. The Debentures mature on June 27, 1999. The rights of holders of Common Stock and Preferred Stock are effectively subordinated to the rights of holders of Debentures. The Debentures are collateralized by a first mortgage on two of the Properties.

Lines of Credit

     The Company currently has two collateralized revolving lines of credit (the "Lines of Credit"). The Company has a collateralized revolving Line of Credit of $35,500 with Union Bank of Switzerland. This line is collateralized by six properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line which closed on January 22, 1998 and matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank. Loans under this line will bear interest at LIBOR plus one percent (1%). The Company has an additional collateralized revolving Line of Credit of up to $5,775 from First Union Bank. Loans under this line will bear interest at LIBOR plus two percent (2%) per annum, and will mature on June 30, 1998. Loans under this line will be collateralized by a first mortgage lien on Brafferton Shopping Center. As of December 31, 1997, there was $3,300 outstanding under the Lines of Credit.

     The Lines of Credit are available to fund acquisitions, renovations, expansions and other working capital requirements. Definitive agreements with respect to the Lines of Credit contain customary representations, warranties and covenants.

Liquidity

     The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations and draws on its Lines of Credit. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity for the foreseeable future.

     The Company expects to meet certain long-term liquidity requirements such as development, property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, including the Lines of Credit and the issuance of additional equity and debt securities. The Company also expects to use funds available under the Lines of Credit to fund acquisitions, development activities and capital improvements on an interim basis.

     During 1999, $92,762 of the Company's indebtedness becomes due, including the $25,000 Exchangeable Debentures. The Company believes that it will be able to retire this debt through either a refinancing of the debt using the properties as collateral, an equity offering or a combination of both. The Company currently believes that the loan-to-values on the properties are at a level that will enable the Company to fully refinance the loans without an additional requirement for capital. The company has hedged its exposure to interest rate fluctuations through the use of forward swaps.

Other

     The Company has considered the effects that the year 2000 may have on its computer hardware and software applications. The Company does not believe that there will be a material effect on the Company's operations or future financial results.

     The Company has elected to qualify as a REIT for federal income tax purposes. To maintain its status as a REIT, the Company is required, among other items, to pay dividends to its shareholders of at least 95% of its taxable income. The Company intends to make quarterly distributions to its shareholders from operating cash flow.

Inflation, Economic Conditions

     Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include escalation clauses with fixed increases or increased related to changes in the Consumer Price Index or similar inflation indices. The leases may also contain clauses enabling the Company to receive percentage rents based on tenant's gross sales above predetermined levels, which generally increase as prices rise. Most of the Company's leases require the tenant to pay its pro rata share of the property operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company periodically evaluates its exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating rate loans. The Company, as a general policy, endeavors to obtain fixed rate financing.

     The Company's financial results are affected by general economic conditions in the markets in which its properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The Company's properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which usually offer day-to-day necessities rather than luxury items. These types of tenants, in the experience of the Company, generally maintain more consistent sales performance during periods of adverse economic conditions.

Recent Accounting Developments

     Statements of Financial Accounting Standards No.128, "Earnings per Share" became effective for fiscal periods ending after December 31, 1997. The Company has made all appropriate disclosures required under FAS 128 and has restated all periods presented.

     Statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" are required for fiscal years beginning January 1, 1998 and will be adopted by the Company in 1998. There will not be a material impact on the Company's financial position as a result of the new standards.

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

Item 10.  Directors and Executive Officers of the Company*

Item 11.  Executive Compensation*

Item 12.  Security Ownership of Certain Beneficial Owners and Management*

Item 13.  Certain Relationships and Related Transactions*

     *The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Company's Annual Meeting of Shareholders presently scheduled for May 8, 1998.

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

         Not applicable.

C.       Exhibits - pursuant to Item 601 of Regulation S-K

     3.1 Articles of Incorporation of the Company (1) (amendment and originals)

         3.2         Bylaws of the Company. (5)

     10.1 First Amended and Restated Agreement of Limited Partnership of First Washington Realty Limited Partnership. (5)

     10.2 Promissory Note in the principal amount of $38,500 dated June 27, 1994 from the Company in favor of Nomura Asset Capital Corporation. (5)

         10.3 Cash Collateral Account Security, Pledge and Assignment Agreement among JFD Limited Partnership, Greenspring Associates Limited Partnership and FW-Bryans Road Limited Partnership as borrowers, and Nomura Asset Capital Corporation, as Lender. (5)

     10.4 Indemnity, Pledge and Security Agreement dated June 27, 1994 between the Operating Partnership, Stuart D. Halpert, William J. Wolfe, Lester Zimmerman and Jack E. Spector. (5)

     10.5 Contribution Agreement dated May 22, 1997, by and between Dodi Developments L.L.C. and First Washington Realty Limited Partnership (The Oaks).
(3)

     10.6 Letter Agreement dated July 11, 1997, by and between Dodi Developments L.L.C. and First Washington Realty Limited Partnership (The Oaks). (3)

     10.7 Contribution Agreement dated May 22, 1997, by and between McHenry Limited Partnership and First Washington Realty Limited Partnership (McHenry Commons). (3)

     10.8 Letter Agreement dated July 11, 1997, by and between McHenry Limited Partnership and First Washington Realty Limited Partnership (McHenry Commons).
(3)

     10.9 Contribution Agreement dated May 22, 1997, by and between Dodi Developments L.L.C. and First Washington Realty Limited Partnership (Riverside Square). (3)

     10.10  Letter   Agreement   dated  July  11,  1997,  by  and  between  Dodi
Developments L.L.C. and First Washington Realty Limited Partnership (Riverside Square). (3)

         10.11 Contribution Agreement dated May 22, 1997, by and between Dominick Dimatteo, Jr. Irrevocable Family Trust f/b/o Mary Ellen DiMatteo, Dominick DiMatteo, Jr. Irrevocable Family Trust f/b/o Donna DiMatteo Owen, Dominick DiMatteo, Jr. Irrevocable Family Trust f/b/o James S. DiMatteo, Dominick DiMatteo, Jr. Irrevocable Family Trust f/b/o Margaret DiMatteo Bedford, and Dominick DiMatteo, Jr. Irrevocable Family Trust f/b/o Katherine DiMatteo Crane and First Washington Realty Limited Partnership (River's Edge). (3)

         10.12 Letter Agreement dated July 11, 1997, by and between Dominick DiMatteo, Jr. Irrevocable Family Trust f/b/o Mary Ellen DiMatteo, Dominick DiMatteo, Jr. Irrevocable Family Trust f/b/o Donna DiMatteo Owen, Dominick DiMatteo, Jr. Irrevocable Family Trust f/b/o James S. DiMatteo, Dominick DiMatteo, Jr. Irrevocable Family Trust f/b/o Margaret DiMatteo Bedford, and Dominick DiMatteo, Jr. Irrevocable Family Trust f/b/o Katherine DiMatteo Crane and First Washington Realty Limited Partnership (River's Edge). (3)

     10.13 Contribution Agreement dated May 22, 1997, by and between Round Lake Beach Development Limited Partnership and First Washington Realty Limited Partnership (Mallard Creek). (3)

     10.14 Letter Agreement dated July 11, 1997, by and between Round Lake Beach Development Limited Partnership and First Washington Realty Limited Partnership (Mallard Creek). (3)

     10.15 Contribution Agreement dated May 22, 1997, by and between Dodi Developments L.L.C. and First Washington Realty Limited Partnership (Pheasant
Hill). (3)

     10.16  Letter   Agreement   dated  July  11,  1997,  by  and  between  Dodi
Developments  L.L.C. and First Washington Realty Limited  Partnership  (Pheasant
Hill). (3)

     10.17 Contribution Agreement dated May 22, 1997, by and between Dodi Developments L.L.C. and First Washington Realty Limited Partnership (Stonebrook Plaza). (3)

     10.18  Letter   Agreement   dated  July  11,  1997,  by  and  between  Dodi
Developments L.L.C. and First Washington Realty Limited Partnership (Stonebrook Plaza). (3)

     10.19 Contribution Agreement dated August 6, 1997, by and between Edward A. St. John, Philip E. Ratcliffe, Ronald E. Harman, James A. Clauson, Robert C. Becker, Gene E. McClain, Charles R. Phillips, Lawrence F. Maykrantz, Edward B. Okonski and Rodger R. Reiswig and First Washington Realty Limited Partnership (Mitchellville). (3)

     10.21 Contribution Agreement dated October 8, 1997, by and between Spring Valley Joint Venture and First Washington Realty Limited Partnership (Spring Valley). (4)

     10.22 Revolving Credit Loan Agreement dated January 31, 1997 between Corestates Bank, N.A. and First Washington Realty Limited Partnership. (1)

     10.23 Contribution Agreement dated March 19, 1997, by and between Ashburn Farms Village Center, L.L.C. and First Washington Limited Partnership. (1)

     10.24 Revolving Credit Agreement dated January 22, 1998 between Union Bank of Switzerland and First Washington Realty Limited Partnership. (4)

         21.1        List of Subsidiaries (4)

         23.1        Consent of Coopers & Lybrand L.L.P. (4)

         27          Financial Data Schedule (4)


(1) Incorporated herein by reference from the Company's Form 10-K filed on March 28, 1997.

     (3) Incorporated herein by reference from the Company's current report on Form 8-K filed on September 17, 1997.

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


                                     FIRST WASHINGTON REALTY TRUST, INC.


                                     By:   /s/ William J. Wolfe
                                         William J. Wolfe
                                         President and Chief Executive Officer
                                         March     30        , 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


               Signature                           Date

 /s/ Stuart D. Halpert
     Chairman of the Board of Directors            March   30         , 1997

 /s/ William J. Wolfe
     President, Chief Executive Officer,           March   30         , 1997
     Director

/s/ Lester Zimmerman
    Executive Vice President, Director            March    30         , 1997

 /s/ James G. Blumenthal
     Chief Financial Officer                       March   30         , 1997

 /s/ Stanley T. Burns
     Director                                      March   30         , 1997

 /s/ Matthew J. Hart
     Director                                      March   30         , 1997

/s/ William M. Russell
    Director                                      March    30         , 1997

/s/ Heywood Wilansky
    Director                                      March    30         , 1997

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page

-- Report of Independent Accountants...................................    F- 2
-- Consolidated Balance Sheets as of
   December 31, 1997 and 1996..........................................    F- 3
-- Consolidated Statements of Operations for the years
   ended December 31, 1997, 1996 and 1995..............................    F- 4
-- Consolidated Statements of Stockholders' Equity for
   the years ended December 31, 1997,
    1996 and 1995......................................................    F- 5
-- Consolidated Statements of Cash Flows for the
   years ended December 31, 1997, 1996 and 1995........................    F- 6
-- Notes to the Consolidated Financial Statements......................    F- 7
-- Schedule II -- Valuation and Qualifying Accounts....................    F-23
-- Schedule III -- Real Estate and Accumulated Depreciation............    F-24

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Washington Realty Trust, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







                            COOPERS & LYBRAND L.L.P.



Washington, D.C.
January 31, 1998 except for Note 16,
as to which the date is March 26, 1998

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 1997 and 1996
                    (dollars in thousands except share data)

                                   -----------



                                                1997                   1996
                                              --------                ------

                                     ASSETS

Rental properties:
  Land                                         $89,042                $61,959
  Buildings and improvements                   367,756                252,276
                                               -------                -------
                                               456,798                314,235
  Accumulated depreciation                     (40,839)               (30,450)
                                              --------               --------
  Rental properties, net                       415,959                283,785

Cash and equivalents                             3,142                 11,780
Tenant receivables, net                          7,274                  4,639
Deferred financing costs, net                    2,734                  4,403
Other assets                                    10,032                  9,006
                                                ------               --------
          Total assets                        $439,141               $313,613
                                              ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                      $212,030               $167,047
  Debentures                                    25,000                 25,000
  Accounts payable and accrued expenses         10,914                  6,328
                                                ------             ----------
          Total liabilities                    247,944                198,375

Minority interest                               38,255                 16,661

Stockholders' equity:
  Convertible  preferred  stock $.01
     par  value;  3,800,000  shares
     designated; 2,314,189 shares
     issued and outstanding
    (aggregate liquidation preference
     of $57,855)                                    23                     23
  Common stock $.01 par value;
     90,000,000 shares
     authorized; 7,291,732 and
     4,946,245 shares issued and
     outstanding, respectively                      72                     49
  Additional paid-in capital                   179,356                116,068
  Accumulated distributions in
     excess of earnings                        (26,509)               (17,563)
                                               --------               --------
          Total stockholders'
           equity                              152,942                 98,577
                                              ---------               --------
          Total liabilities and
           stockholders' equity               $439,141               $313,613
                                              =========              =========




                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995
                    (dollars in thousands, except share data)
                                   -----------

                                       1997              1996              1995


Revenues:
     Minimum rents                  $43,857           $31,398           $22,793
     Tenant reimbursements            9,506             6,704             4,362
     Percentage rents                 1,060               664               495
     Other income                     1,211             1,672             1,447
                                    -------           -------           -------
          Total revenues             55,634            40,438            29,097
                                    -------           -------           -------

Expenses:
     Property operating and
      maintenance                    13,522             9,743             6,746
     General and administrative       3,363             3,137             2,831
     Interest                        18,416            14,986            11,230
     Depreciation and amortization   11,172             8,019             5,808
                                    -------           -------           -------
          Total expenses             46,473            35,885            26,615
                                    -------           -------           -------

Income  before  gain on sale of
     properties,  income  from
     Management  Company,
     extraordinary item, minority
     interest and distributions to
     Preferred Stockholders           9,161             4,553             2,482

Gain on sale of properties              549                 -                 -

Income from Management Company          433               221               449
                                    -------           -------           -------

Income before extraordinary
     item, minority interest
     and distributions to
     Preferred Stockholders          10,143             4,774             2,931

Extraordinary item - Loss on
     early extinguishment of debt      (954)             -                  -
                                    -------           -------           -------

Income before minority interest
    and distributions
    to Preferred Stockholders         9,189             4,774             2,931

Income allocated to minority
    interest                         (1,579)             (694)             (602)
                                    -------           -------           -------

Income before distributions to
    Preferred Stockholders            7,610             4,080             2,329

Distributions to Preferred
    Stockholders                     (5,641)           (5,641)           (5,117)
                                    -------           -------           -------

Income (loss) allocated to
    Common Stockholders              $1,969           $(1,561)          $(2,788)
                                    =======           =======           =======

Earnings (loss) per Common
      Share - Basic
     Income (loss) before
      extraordinary item              $0.52            $(0.46)           $(1.19)
     Extraordinary item               (0.17)            -                  -
                                    -------           -------           -------
     Net income (loss)                $0.35            $(0.46)           $(1.19)
                                    =======           =======           =======

Earnings (loss) per Common
      Share - Diluted
     Income (loss) before
      extraordinary item              $0.51            $(0.46)           $(1.19)
     Extraordinary item               (0.17)             -                 -
                                    -------           -------           -------
     Net income (loss)                $0.34            $(0.46)           $(1.19)
                                    =======           =======           =======

Weighted average Common
     Shares - Basic                   5,663             3,367             2,351
Dilutive effect of employee
     stock options                       67              -                 -
                                    -------           -------           -------

Weighted average Common
     Shares - Diluted                 5,730             3,367             2,351
                                    =======           =======           =======

                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 1997, 1996 and 1995
                             (dollars in thousands)
                                    ---------






                                                              Accumulated
                                Convertible        Additional Distributions
                                Preferred   Common Paid       in Excess of
                                Stock       Stock  in Capital Earnings     Total

Balance, December 31, 1994            $19    $16    $48,245   $(2,298)  $45,982

Net income                                                      2,329     2,329
Issuance of Common Stock
  (1,528,393 shares)                          15     24,306              24,321
Issuance of Preferred Stock
 (394,189 shares)                       4             8,838               8,842
Issuance of Common Stock
  for compensation
  (66,666 shares)                              1      1,182               1,183
Cash distributions                                             (9,709)   (9,709)
Exchange of common units for
  common shares (20,131 shares)                         119                 119
Adjustment for minority interests'
  ownership of the Operating
  Partnership                                        (1,991)             (1,991)
                                     ----   ----     ------    ------    ------

Balance, December 31, 1995             23     32     80,699    (9,678)   71,076

Net income                                                      4,080     4,080
Issuance of Common Stock
  (1,655,000 shares)                          17     33,418              33,435
Cash distributions                                            (11,965)  (11,965)
Exchange of common units for
  common shares (17,416 shares)                          83                  83
Adjustment for minority interests'
  ownership of the Operating
  Partnership                                         1,868               1,868
                                     ----   ----     ------    ------    ------

Balance, December 31, 1996             23     49    116,068   (17,563)   98,577

Net income                                                      7,610     7,610
Issuance of Common Stock
  (2,155,562 shares)                          22     48,850              48,872
Issuance of Common Stock for
  compensation
  (144,084 shares)                             1      3,447               3,448
Exercise of Stock Options
  (2,956 shares)                                         58                  58
Cash distributions                                            (16,556)  (16,556)
Exchange of common units for
  common shares (38,251)                                320                 320
Adjustment for minority interests'
  ownership of the Operating
  Partnership                                        10,613              10,613
                                     ----   ----     ------    ------    ------

Balance, December 31, 1997           $23     $72   $179,356  $(26,509) $152,942
                                     ====   ====   ========  ========  ========








                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)
                                    --------





                                                1997         1996          1995
                                            ----------- ------------  ----------

Operating activities:
  Income before distributions
   to Preferred Stockholders                 $7,610       $4,080        $2,329
  Adjustment to reconcile to net
   cash provided by operating activities:
     Income allocated to minority interest    1,579          694           602
     Depreciation and amortization           11,172        8,019         5,808
     Gain on sale of rental properties         (549)         -             -
     Loss on early extinguishment of debt       954          -             -
     Amortization of deferred financing
      costs and loan premiums                   979        2,167         2,260
     Equity in earnings of Management Company    47          259           131
     Compensation paid or payable in
      Company stock                           1,866        1,649         1,800
     Provision for uncollectible accounts     1,285          527           483
     Recognition of deferred rent            (1,337)        (921)         (855)
     Net changes in
         Tenant receivables                  (2,582)      (1,032)         (292)
         Other assets                        (1,525)      (4,230)       (2,160)
         Accounts payable and accrued
          expenses                            3,942          404            (3)
                                            -------       ------        -------
           Net cash provided by operating
           activities                        23,441       11,616        10,103
                                            -------       ------        -------

Investing activities:
     Additions to rental properties          (7,891)      (4,476)       (2,067)
     Acquisition of rental properties       (19,864)     (52,518)      (27,917)
     Proceeds from sale of rental properties  2,066           -            -
                                            -------       ------        -------

          Net cash used in investing
          activities                        (25,689)     (56,994)      (29,984)
                                            -------       ------        -------

Financing activities:
     Proceeds from Line of Credit draws      23,800        9,867           -
     Proceeds from mortgage notes               398       31,376        16,720
     Proceeds from issuance of Common
      Stock                                  48,930       33,651        24,449
     Repayment of Line of Credit            (20,500)      (9,867)          -
     Repayment on mortgage notes            (38,704)        (823)       (2,260)
     Additions to deferred financing
      costs                                    (686)        (739)         (581)
     Prepayment Penalties                      (169)          -            -
     Repayment in Advances due Principals        -                        (447)
     Distributions paid to Preferred
      Stockholders                           (5,641)      (5,641)       (5,117)
     Distributions paid to Common
      Stockholders                          (10,915)      (6,324)       (4,593)
     Distributions paid to minority interest (2,903)      (2,148)       (1,597)
                                            -------       ------        -------

          Net cash provided by (used in)
          financing activities               (6,390)      49,352        26,574
                                            -------       ------        -------
     Net increase (decrease) in cash and
      equivalents                            (8,638)       3,974         6,693
     Cash and equivalents, beginning of year 11,780        7,806         1,113
                                            -------       ------        -------
     Cash and equivalents, end of year       $3,142      $11,780       $ 7,806
                                            =======       ======        =======





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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------



1.      Organization and Business

                      First Washington  Realty Trust,  Inc. (the "Company") is a
        fully integrated real estate organization that acquires, manages, leases, renovates and develops principally supermarket-anchored neighborhood shopping centers. The Company currently owns a portfolio of 50 properties (the "Properties") consisting of 48 retail properties (the "Retail Properties") containing a total of approximately 5.1 million square feet of gross leasable area ("GLA") and two multifamily properties (the "Multifamily Properties") located in the Mid-Atlantic region and the Chicago, Illinois metropolitan area.

                      The   Retail   Properties   are   strategically    located
        neighborhood shopping centers principally anchored by tenants such as Giant Food, Safeway, Shoppers Food Warehouse, Food Lion, A&P Superfresh, Winn Dixie, Weis Markets, Acme Market, Dominick's Supermarket, CVS/Pharmacy and Rite Aid. Neighborhood shopping centers are typically open-air centers ranging in size from 50,000 to 150,000 square feet of GLA and anchored by supermarkets and/or drug stores. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 106,000 square feet of GLA.

                      The Company, incorporated in Maryland in April 1994, is self-managed and self-administered and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

                      The Company's assets are held by, and all its operations conducted through, First Washington Realty Limited Partnership (the "Operating Partnership") and First Washington Management, Inc. ("FWM"). The Company is the sole general partner of the Operating Partnership. The limited partners are individuals, partnerships and others who have contributed their properties in exchange for partnership interests ("Units"). The limited partners may exchange their Units for cash, or at the option of the Company, for stock of the Company on a 1 for 1 basis. As of December 31, 1997 and 1996, the Company owned approximately 79% and 86% of the Operating Partnership, respectively. This arrangement is commonly referred to as an Umbrella Partnership or "UPREIT" structure. The Operating Partnership owns 100% of the non-voting preferred stock of FWM which entitles it to 99% of the cash flow. Certain officers of the Company own 100% of the voting common stock of FWM which entitles them to 1% of the cash flow. In addition, the Operating Partnership holds an FWM promissory note in the amount of $4,000 with interest payable quarterly in the amount of $120. FWM provides management, leasing and related services to the Operating Partnership and also provides such services to 15 third-party clients consisting of 25 properties and 2.9 million square feet of GLA. As of December 31, 1997, the Company and the Operating Partnership, including subsidiary partnerships, collectively owned 100% of the properties. Due to the Company's ability, as the general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated for financial reporting purposes. Allocation of net income and equity to the limited partners of the Operating Partnership is based on their respective partnership interests and is reflected in the accompanying Consolidated Financial Statements as minority interests. Losses allocable to the limited partners in excess of their basis are allocated to the Common Stockholders as the limited partners have no requirement to fund losses.

                      In June 1995, the Company completed a public offering of 1,528,393 shares of common stock (the "June 1995 Offering"). The shares were priced at $17.75 per share, resulting in net proceeds of $24,300.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------






                      In December 1996, the Company completed a public offering of 1,655,000 shares of Common Stock (the "December 1996 Offering"). The shares of stock were priced at $21.75 per share, resulting in net proceeds of $30,200.

                      In September 1997, the Company completed a public offering of 2,070,000 shares of Common Stock (the "September 1997 Offering"). The shares were priced at $24.00 per share resulting in net offering proceeds of $46,900.

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

2.      Acquisition of Rental Properties

                      During 1997, the Company acquired twelve shopping centers for an aggregate acquisition cost of approximately $134,553. All the acquisitions were accounted for using the purchase method of accounting and the operations of each property is included in the Company's Statement of Operations from their respective dates of acquisition. The following is a summary of the acquisitions:

                                                                         Total
            Date                                                     Acquisition
         Acquired Property Name       Location                 GLA       Cost

          1/97(a) Four Mile Fork      Fredericksburg, VA     101,262      $5,979
          1/97(a) Shoppes of Graylyn  Wilmington, VA          65,476       7,390
          1/97(a) City Avenue         Philadelphia, PA       161,454      15,675
          3/97    Ashburn Farm        Ashburn, VA             88,942       9,867
          9/97    McHenry Commons     McHenry, IL            100,526       8,345
          9/97    Mallard Creek       Round Lake Beach, IL   143,759      13,369
          9/97    The Oaks            Des Plaines, IL        138,274      14,462
          9/97    Pheasant Hill       Bolingbrook, IL        111,190      10,059
          9/97    Riverside/
                  River's Edge        Chicago, IL            169,434      13,858
          9/97    Stonebrook Plaza    Merrionette Park, IL    95,825       8,283
          10/97   Mitchellville Plaza Mitchellville, MD      154,160      21,393
          12/97   Spring Valley       Washington, DC          16,834       5,873
                                                          ----------  ----------
                                                           1,347,136    $134,553
                                                           =========    ========


                                      Anchor                  Anchor
                                      Tenant                  (GLA)

          1/97(a) Four Mile Fork      Safeway                 31,238
          1/97(a) Shoppes of Graylyn  Rite Aid                23,500
          1/97(a) City Avenue         Acme Supermarket        30,000
          3/97    Ashburn Farm        A&P Superfresh          57,030
          9/97    McHenry Commons     Dominick's Finer Foods  76,170
          9/97    Mallard Creek       Dominick's Finer Foods  76,258
          9/97    The Oaks            Dominick's Finer Foods  63,863
          9/97    Pheasant Hill       Dominick's Finer Foods  62,756
          9/97    Riverside/
                  River's Edge        Dominick's Finer Foods  74,494
          9/97    Stonebrook Plaza    Dominick's Finer Foods  63,000
          10/97   Mitchellville Plaza Food Lion               45,100
          12/97   Spring Valley       CVS/Pharmacy             6,838
                                                             -------
                                                             610,247
                                                           =========

          (a) This represents the closing dates of the acquisition, however the contracts were executed and a substantial amount of due diligence was performed during 1996.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------



          The acquisitions were funded as follows:

          Assumed Mortgage Debt (including premiums)                    $78,747
          Market Value of 1,384,407 common and 9,538
          preferred Operating Partnership Units                          33,851
          Deferred consideration                                          2,223
          Cash                                                           19,732
                                                                    -----------
          Total                                                        $134,553
                                                                     ==========

                   The deferred consideration will be paid upon the earlier of the completion of certain events or a specific period of time. A substantial amount of the deferred consideration is to be paid in the form of common Operating Partnership Units. The number of units issued will be based on the fair market value of the units at the time of issuance.

                   The following unaudited pro forma condensed combined results of operations for the years ended December 31, 1997 and 1996 are presented as if the acquisitions of the rental properties that occurred during 1996 and 1997 had occurred on January 1 of the period presented. In preparing the pro forma data, adjustments have been made to assume that the September 1997 and December 1996 Offerings occurred on January 1, of the periods presented. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

                                                             1997          1996
                                                            --------      ------
                                                                (unaudited)

            Total revenues                                 $65,918       $63,381
                                                           =======       =======
            Income before minority interest and
             distributions to Preferred Stockholders       $13,821       $11,863
                                                           =======      ========
            Net income per common share - Basic              $0.74         $0.57
                                                          ========     =========
            Net income per common share - Diluted            $0.74         $0.57
                                                          ========     =========

3.      Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, the Operating Partnership and other limited partnerships and limited liability companies which are majority owned by the Operating Partnership.
All significant intercompany balances and transactions have been eliminated.

        The Company's investment in the preferred stock of FWM is accounted for under the equity method of accounting. In addition to receiving fees under third-party management, leasing and brokerage agreements, FWM manages, leases and provides other related services to all the properties owned by the Operating Partnership and its affiliates in exchange for a fee.

Reclassification

        Certain items of income and expense for the years ended December 31, 1996 and 1995 were reclassified to conform to the presentation for the year ended December 31, 1997.

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

Deferred Financing Costs

        Costs of interest rate caps, interest rate buydowns and fees incurred to obtain long-term financing are being amortized over the terms of the respective loans using the effective interest method. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date. Accumulated amortization of deferred financing costs at December 31, 1997 and 1996 was $7,683 and $5,518, respectively. Deferred

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------



financing cost amortization expense is included in interest expense and amounted to $1,546, $2,167 and $2,260 during 1997, 1996, and 1995 respectively.

Revenue Recognition

        Rental income attributable to leases is recorded when due from tenants. Certain of the leases provide for escalating base rents, which are recognized on a straight-line basis over the term of the agreement. Rents accrued, but not yet paid, are included in accounts receivable. As of December 31, 1997 and 1996, the amounts of these straight-line receivables were $4,689 and $3,317, respectively. The amount of rental income from the straight- lining of rents amounted to $1,337, $921 and $855 for the years ended 1997, 1996 and 1995, respectively. Certain of the leases also provide for additional revenue to be paid based upon the level of sales achieved by the lessee and are recorded as percentage rents. Most leases provide for tenant reimbursement of common area maintenance and other operating expenses.

        An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,453 and $683 as of December 31, 1997, and 1996, respectively.

Income Taxes

        The Company operates and intends to continue to operate in a manner intended to qualify as a REIT under the Code. A trust which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The following per share distributions (and their tax classifications) were paid during 1997:

                   Ordinary    Return       Capital         Total
                    Income   of Capital      Gain           Paid

   Preferred         $2.38     $0.00         $0.06          $2.44
   Common            $1.02     $0.88         $0.05          $1.95

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

Income (Loss) per Share

        Basic income (loss) per share is calculated by dividing income after minority interest, less preferred distributions by the weighted average number of common shares outstanding during the respective periods. Diluted income
(loss) per share reflects the dilutive effect of outstanding employee stock options using the treasury stock method. The assumed conversion of the partnership units held by the limited partners of the Operating Partnership, which would result in the elimination of earnings and losses allocated to minority interests would have no effect for the periods presented. The conversion of Preferred Stock and the Exchangeable Debentures would be anti-dilutive for the periods presented.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------





        Statements of Financial Accounting Standards No.128, "Earnings per Share" became effective for fiscal periods ending after December 31, 1997. The Company has made all appropriate disclosures required under FAS 128 and has restated all periods presented.

Minority Interest

        Minority interest represents the limited partners' interest of 2,121,089 and 782,360 common units in the Operating Partnership as of December 31, 1997 and 1996, respectively, and 429,147 and 419,609 Exchangeable Preferred Units in the Operating Partnership as of December 31, 1997 and 1996, respectively. The Exchangeable Preferred Units have an aggregate liquidation preference of $10,729. At the date of formation, the minority interest was established based on their interest in the value of the Operating Partnership. Annually, the income is assigned to Preferred Stockholders to the extent of their distributions and amounts necessary to maintain their balance at its liquidation value. Any remaining income is assigned to minority Common Stockholders based on their percentage interest during the period the income is generated. Losses of the Operating Partnership are allocated to minority Common Stockholders based on their percentage interest to the extent that they have capital available. In the event that consolidated net assets decrease below the Preferred Stock liquidation value, operating losses are allocated to the Preferred minority interest based on their percentage ownership. Additionally, the impact on stockholders equity of changes in minority interest percentage ownership caused by the issuance of common stock or the issuance of units of the Operating Partnership are reflected in additional paid in capital.

New Accounting Pronouncements

     Statements No. 130 "Reporting Comprehensive Income", No. 131 "Disclosures about Segments of an Enterprise and Related Information" are required for fiscal years beginning January 1, 1998 and will be adapted by the Company in 1998. There will not be a material impact on the Company's financial position as a result of the new standards.

 4.     Rental Properties

                      Depreciation expense for each of the years ended December 31, 1997, 1996 and 1995 was $10,719, $7,675, and $5,534, respectively.

                      For each of the years ended December 31, 1997, 1996, and 1995, maintenance and repairs expense was $3,501, $2,767 and $1,872, respectively, and real estate taxes were $4,968, $3,070 and $2,044, respectively. Such amounts are included in property operating and maintenance expense in the accompanying consolidated statements of operations.

                      During  1997,  the Company sold  Thieves  Market  (January
        1997) and a portion of Laburnum Park Shopping Center (October 1997). Thieves Market was sold to a tenant for an approximate price of $1,200. The gain on sale was approximately $45. The Company sold approximately 5,500 square feet of existing building and .357 acres of land to Ukrops Supermarket, the property's anchor tenant. Ukrops owns their land and building and is using the extra space to expand their existing store by 8,000 square feet. The sale price was approximately $900 and the Company reported a gain on sale of $504.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------



5.      Mortgage Debt

                      Mortgage  and  other  notes   payable   consisted  of  the
        following as of December 31, 1997 and 1996, respectively:

                                                                 1997      1996
                                                               --------   ------
             Mortgage and other notes with fixed interest
            (all-in effective rates):
              7.31%, maturing June 1998 (e)                    $   -     $4,151
              6.50%, maturing May 1999 (e)                         -      3,587
              9.90%, maturing July 1999                          3,826    3,826
              8.93%, maturing July 1999 (a)(b)(c)               38,500   38,500
              7.50%, maturing June 1999 (e)                        -      3,500
              7.15%, maturing July 1999                          3,656    3,656
              8.62%, maturing August 1999
               (includes $82 premium)                            1,827    1,759
              9.82%, maturing April 2000                        11,489   11,588
              8.03%, maturing July 2000 (e)                        -      4,449
              6.65%, to 7.75%,
               maturing through June 2007                        1,846    9,332
              8.75%, maturing July 2005                          7,999    8,065
              8.76%, maturing October 2005                      13,283   13,952
              7.50%, maturing December 2005                      2,472    2,497
              7.86%, maturing January 2006                       5,913    6,002
              7.22%, maturing March 2006                        14,132   14,358
              7.89%, maturing May 2006                           7,774    7,919
              8.01%, maturing January 2007
               (includes $349 premium)                           6,282    6,000
              7.89%, maturing November 2014
               (includes $569 premium)                           4,783    4,315
              8.12%, maturing October 2005                       9,909       -
              7.16%, maturing through July 1999
               (includes $796 premium)                          20,972       -
              7.10%, maturing June 2005
               (includes $1,934 premium)                        15,764       -
              7.28%, maturing July 2000
               (includes $878 premium)                          14,354       -
              7.42%, maturing May 2003
               (includes $722 premium)                          10,144       -
                                                              --------  --------
                        Total fixed rate notes                 194,925  147,456
                                                               -------   -------

              Mortgage notes with variable rates:
                Variable maturing June 2010 (d)                  7,075    7,265
                Variable maturing February 2020
                 (1 year T-bill + 2.75%) (e)                        -     1,530
                Variable maturing March 2002
                 (LIBOR + 2.25%)                                    -     7,851
                Variable maturing April 1999
                 (prime + .25%)                                     -     2,945
                Variable maturing January 2001
                 (LIBOR + 1.50%)                                10,030      -
                                                             ---------  --------
                         Total variable rate notes              17,105   19,591
                                                             ---------   -------

                                                              $212,030 $167,047
                                                             ========= =========

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------




(a) As part of this loan the lender required the Company to establish escrow accounts for real estate taxes, insurance and a replacement reserve. These escrows, totaling $908 at December 31, 1997, are included in other assets.

(b) On June 27, 1994, the Company borrowed $38,500 under new mortgage loans (collectively, the "Nomura Mortgage Loan") collateralized by five of the Properties. These loans, which bear interest at 30-day LIBOR (5.97% at December 31, 1997) plus 2.0% and mature on July 1, 1999, are closed to prepayment until July 1, 1998 and can be prepaid thereafter based on a 1.50% declining prepayment penalty. To mitigate its exposure to these variable rate loans, the Company entered into a five year interest rate protection agreement for a notional amount of $38,500 that is effective through the loans maturity, and caps the interest rate at 7.70% through maturity. The cost of the interest rate protection agreement of approximately $3,200, is being amortized over the life of the agreement using the effective interest rate method resulting in an effective interest rate on the Nomura Mortgage Loan of approximately 8.9% per annum. The estimated fair market value of the interest rate protection agreement, as determined by the issuing financial institution, was approximately $500 at December 31, 1997.

(c) In December 1995, the Company entered into an interest rate swap contract with a notional amount of $38,500. The Company intends to hold such contract until the expiration date. The purpose of the swap is to fix the interest rate on the $38,500 Nomura loan through its expiration date of June 1999 at 7.09%. Under the terms of the interest rate contract, the Company will be paying a fixed rate of 5.09% to the other party to the contract (the "Counter Party") through June 1999. The Company will be receiving variable payments from the Counter Party based on 30-day LIBOR through June 1999. The Counter Party has as collateral a $3,500 restriction on the $5,800 Line of Credit it provided the Company (see below). The fair market value of the interest rate swap is determined by the amounts at which they could be settled. If the Company had settled these agreements with the Counter Party on December 31, 1997, the Company would have received approximately $300.

(d) The Company assumed Bond Obligations of $7,600 collateralized by Mayfair Shopping Center. The Bond Obligations bear interest at a variable rate, plus a letter of credit enhancement fee of 2.0%. The variable rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the Bond Obligations equal to par plus accrued interest, based on comparable issues in the market. The interest rate, including the 2.0% credit enhancement fee, was 4.25% at December 31, 1997. The Bond Obligations have a stated maturity of February 1, 2010, however, the letter of credit supporting the Bond Obligations expires on June 24, 1998.

     The Nomura Mortgage Loan, the Debentures (see Note 6), and the Bond Obligations, contain affirmative and negative covenants, events of default and other provisions as are customarily required for such instruments. The most restrictive covenants require the Company to maintain a leverage ratio (total indebtedness divided by net worth) of at least 2.50, maintain a debt service coverage ratio (net income before interest and depreciation divided by scheduled debt service payments) of at least 1.50 and require the Operating Partnership to maintain a net worth of at least $75,000. Management believes that the Company is in compliance with all restrictive covenants.

(e) During 1997, the Company retired approximately $25,900 of mortgage debt prior to their scheduled maturity dates with proceeds of the September offering. The Company incurred prepayment penalties and wrote off unamortized deferred financing costs resulting in an extraordinary loss of $954.

        Maturities of the existing indebtedness at December 31, 1997 are as follows:

                          Principal      Amortization      Balloon
                          Curtailment    of Premiums       Amount      Total

         1998                 $2,635         $1,533     $     -         $4,168
         1999                  2,883            995         67,762      71,640
         2000                  2,856            675         27,522      31,053
         2001                  2,833            476          7,597      10,906
         2002                  3,079            472           -          3,551
         Thereafter            8,955          1,179         80,578      90,712
                            --------        -------      ---------    --------
                             $23,241         $5,330       $183,459    $212,030
                             =======         ======       ========    ========

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------








                      In anticipation of the large amounts of mortgage debt maturing in 1999 and 2000, the Company has entered into forward interest rate swap contracts. The Company intends to hold such contracts until their expiration dates. The purpose of the swaps is to mitigate any exposure to fluctuations in interest rates until the maturity dates of the mortgages when the Company expects to refinance these loans. Under the terms of the swap contract, the Company pays a fixed rate to the other party to the contract ("Counter Party") while receiving variable payments from the Counter Party based on 30-day LIBOR. This effectively fixes the LIBOR rate for the Company during the period of the swap contracts. The following is a summary of the Company's swap contracts as of December 31, 1997:

                          Date of                       Fixed Rate  Fair Market
         Notional Amount  Agreement Period of Contract  Payable     Value
           (In 000's)                                               (In 000's)

           $38,500         12/95    07/01/99 - 12/01/03  6.37%       $(534)
           $20,000         08/97    03/01/99 - 03/01/04  6.44%       $(366)
           $15,000         11/97    06/01/99 - 06/01/04  6.18%       $(111)
           $24,000         01/98    05/01/00 - 05/02/05  5.85%         N/A
           -------                                                    -----

           $97,500                                       6.23%
           =======                                       =====

     The Company currently has two collateralized revolving lines of credit (the "Lines of Credit"). The Company has a collateralized revolving Line of Credit of up to $35,500 with Union Bank of Switzerland. This line is collateralized by six properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line which closed on January 22, 1998 and matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank. Loans under this line will bear interest at LIBOR plus one percent (1%). The Company has an additional collateralized revolving Line of Credit of up to $5,775 from First Union Bank. Loans under this line will bear interest at LIBOR plus two percent (2%) per annum, and will mature on June 30, 1998. This Line of Credit is collateralized by a first mortgage lien on Brafferton Shopping Center. As of December 31, 1997, there was $3,300 outstanding under the Lines of Credit.

     The Lines of Credit are available to fund acquisitions, renovations, expansions and other working capital requirements. Definitive agreements with respect to the Lines of Credit contain customary representations, warranties and covenants.

     Interest paid for the years ended December 31, 1997, 1996, and 1995 was $17,437, $12,471, and $8,965, respectively.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------






  6.    Debentures

                      In June 1994,  the  Company  effected a private  placement with respect to $25,000 of aggregate principal amount of 8.25% Debentures due June 27, 1999, with interest payable quarterly beginning September 27, 1994. The Debentures are exchangeable in the aggregate for one million shares of Convertible Preferred Stock, representing approximately 9.0% of all shares of Common Stock (assuming exchange/conversion of all Common Units and Convertible Preferred Stock (or securities exchangeable into Convertible Preferred Stock or Common Stock)). The Debentures are collateralized by two of the Properties.

  7.    Accounts Payable and Accrued Expenses

                      Accounts payable and accrued expenses consisted of the following as of December 31, 1997 and 1996, respectively:
                                                              1997         1996
              Accrued Real Estate Taxes                     $2,577          $52
              Deferred acquisition payments                  2,223         -
              Tenant Security Deposits                       1,767        1,223
              Accrued compensation payable in Company stock    682        2,265
              Accounts payable and other accrued expenses    3,665        2,788
                                                            ------       ------
              Total                                        $10,914       $6,328
                                                           =======       ======

 8.     Preferred Stock

                       The Company's  charter  authorizes  the issuance of up to
        10,000,000 shares of preferred stock, par value $.01 per share. Currently 3,800,000 shares of preferred stock are designated as 9.75% Convertible Preferred Stock, of which 2,314,189 shares are issued and outstanding. The Convertible Preferred Stock has a liquidation preference equal to $25.00 per share plus an amount equal to any accrued and unpaid dividend, (the "Convertible Preferred Liquidation Preference Amount"). Holders of the Convertible Preferred Stock are entitled to receive cumulative preferential cash dividends in an amount per share of Convertible Preferred Stock equal to $0.6094 per quarter plus a participating dividend equal to the amount, if any, of dividends in excess of $0.4875 per quarter with respect to the number of shares of Common Stock into which a share of Convertible Preferred Stock is then convertible. Shares of Convertible Preferred Stock are convertible on or after May 31, 1999 into 1.282051 shares of Common Stock. The Company may redeem the Convertible Preferred Stock commencing July 15, 1999 at a redemption price of $27.44 per share. The redemption price reduces annually thereafter to $26.95, $26.46, $25.98, $25.49 and $25.00.

9.      Summary of Noncash Investing and Financing Activities

                       Significant noncash transactions for the years ended December 31, 1997, 1996, and 1995 were as follows:

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------



                                                        1997     1996      1995
                                                     --------- --------    -----

         Liabilities assumed in purchase
             of rental properties                      $74,657 $20,171   $11,723

         Common and Preferred Units in the Operating
             Partnership issued in connection with the
             purchase of rental properties             $33,851  $8,978    $1,630

         Convertible Preferred Stock issued in
             connection with the purchase of
             rental properties                             -       -      $8,842

         Accrual of tenant improvements                    -       -        $700

         Accrual of cost of raising capital                $55    $216      $128

         Decrease (increase) in adjustment
             for minority interest's
             ownership of the Operating Partnership   $(10,613)$(1,868)   $1,991

10.     Lease Agreements

                      The Company is the lessor of retail properties with initial lease terms expiring through the year 2020. Many leases are renewable for three to five years at the lessee's option. Future minimum lease receipts under noncancelable operating leases as of December 31, 1997 are as follows:


                      1998                                       $49,076
                      1999                                        42,920
                      2000                                        38,245
                      2001                                        33,372
                      2002                                        27,581
                      Thereafter                                 164,298
                                                                --------
                                                                $355,492
                                                                ========

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



                      All of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed, nor is management aware of any environmental liability that management believes would have a material adverse impact on the consolidated financial position, results from operations or liquidity. Management is unaware of any instances in which it would incur and be financially responsible for any material environmental costs if any or all Properties were sold, disposed or abandoned.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------



12.     Related-Party Transactions

                      The Operating Partnership owns 100% of the non-voting Preferred stock of First Washington Management, Inc. (FWM), which entitles it to 99% of the cash flow of FWM. Certain of the officers of the Company own 100% of the Common Stock of FWM which entitles them to 1% of the cash flow of FWM. In addition, the Company received $480 annually of interest income, included in income from Management Company, on the FWM Note in 1997, 1996 and 1995. The Company's equity in earnings of FWM for the year ended December 31, 1997, 1996 and 1995 was ($47), ($259) and ($31) respectively.

                      FWM  provides  property  management,   leasing  and  other
         related services to the Company. Management and other fees paid by the Company in 1997, 1996 and 1995 amounted to $3,687, $1,955 and $1,178, respectively.

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

                      The Company established a Stock Option Plan (the "Stock Option Plan") for the Company's directors, executive officers and other key employees. The Stock Option Plan provides that the compensation committee of the Board of Directors (or Board, in the case of options granted to independent directors) may grant or issue stock options. Each grant or issuance will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. The plan provides for both non-qualified and incentive stock options. The Stock Option Plan provides that 801,540 shares of Common Stock will be reserved for issuance.

                      FAS 123 requires pro forma information regarding net income and earnings per share as if the Company accounted for its stock options under the fair value method of that statement. The fair value of the options issued in 1997 and 1996 are estimated to be $221.0 and $5.3 respectively, as of the date of the grant, using a binomial model with the following weighted-average assumptions: risk-free interest rates of 7.37%; dividend rate of 8.71%; volatility factors of the expected market price of the Company's shares of 16.96%; and a weighted average expected life of the options of 3.82 years.




                      Because option valuation models require input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------



                      For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period. The pro forma income (loss) allocated to Common Stockholders is as follows:

                                                               1997       1996
                                                               ----       ----

         Pro forma net income (loss)
          before extraordinary item                          $2,702     $(1,566)
         Extraordinary item                                    (954)        -
                                                            -------    --------
         Pro forma net income (loss)                         $1,748     $(1,566)
                                                             ======    ========
         Pro forma earnings (loss)
          per Common Share - Basic
            Income (loss) before extraordinary item           $0.48      $(0.47)
            Extraordinary item                                (0.17)        -
                                                             ------     -------
            Net income (loss)                                 $0.31      $(0.47)
                                                              =====     =======
         Pro forma earnings per Common Share - Diluted
            Income (loss) before extraordinary item           $0.47      $(0.47)
            Extraordinary item                                (0.17)        -
                                                             ------      ------
            Net income (loss)                                 $0.30      $(0.47)
                                                              =====     =======

     A summary of the Company's stock option activity for the years ended December 31 is as follows:
                                                Shares
                                                Available
                                                for        Weighted
                                                Future     Average   Ranged
                                   Options      Option     Exercise  Exercised
                                   Outstanding  Grants     Price     Price

     December 31, 1994             348,619       2,921     $19.50     $19.50

      Options expired/forfeited     (9,801)      9,801     $19.50     $19.50
                                  --------     -------

     December 31,1995              338,818      12,722     $19.50     $19.50

      Options granted                3,500      (3,500)    $19.50     $19.50
      Options expired/forfeited     (2,670)      2,670     $19.50     $19.50
                                  --------     -------

     December 31, 1996             339,648      11,892     $19.50     $19.50

      Amendment of 1994 plan                   450,000
      Options granted              145,500    (145,500)    $24.00     $24.00
      Options exercised             (2,956)                $19.50     $19.50
      Options expired/forfeited       (228)        228     $19.50     $19.50
                                   -------    --------

     December 31, 1997             481,964     316,620     $20.86  $19.50-$24.00
                                   =======     =======

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------






                  At December 31, 1997 and 1996 options for 334,131 shares and 336,148 shares, respectively were exercisable. The average remaining contractual life of options outstanding at December 31, 1997 and 1996 were 7.9 years and 8.0 years, respectively. The weighted average grant date fair value per options granted in 1997 was $1.52. The exercise price of options outstanding at December 31, 1997 ranged from $19.50 to $24.00 per share.

         Contingent and Restricted Stock Plans

                  Two of the Company's officers have entered into three year employment agreements. The agreements call for a base salary plus an incentive compensation arrangement based on the Company meeting certain operating result requirements. The incentive compensation is in the form of common stock grants. Up to 100,000 shares of stock may be issued to each of the two officers (or their designees). These additional shares of stock will be recorded as additional compensation in the period earned. During 1995, 22,417 shares were issued to each of the two officers. The weighted average fair value of the shares issued was $400. No additional shares were issued during 1996. In 1997, 47,380 shares were issued to each of the officers with a total value of $2,300. Total compensation cost recognized under this plan was $1,100, $1,500 and $1,800 for the years ended December 31, 1997, 1996 and 1995, respectively.

                  In April 1996, the stockholders of the Company approved a Contingent Stock Agreement and a Restricted Stock Plan for each of these officers. The Contingent Stock Agreements have reserved for grant 60,000 shares of common stock (30,000 shares each) for the period July 1, 1997 through December 31, 1999. The agreements are administered by the Compensation Committee of the Board of Directors ("Committee"). The grants will be awarded if the Committee determines that the Company has materially met certain targeted performance criteria. The two officers were issued 39,200 shares each under the restricted stock plan, which is also administered by the Compensation Committee. The shares issued under this plan are subject to a vesting schedule as follows:

                  Vesting Date      Number of Shares Vested

                  July 1, 1997                  5,000
                  March 31, 1998               11,400
                  March 31, 1999               11,400
                  March 31, 2000               11,400
                                               ------
                  TOTAL                        39,200
                                               ======

                  The Company will record compensation expense as the shares vest based on the fair market value of the stock as of the date of issuance (i.e. $24.25 per share).

                  An additional 50,000 shares of common stock are reserved under the Restricted Stock Plan for grants to officers and employees of the Company, of which 21,264 were issued as of December 31, 1997.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------



14.      Condensed Quarterly Financial Information (Unaudited)

         1997                            First     Second     Third      Fourth
         ----                            -----     ------     -----      ------

         Total revenues                $12,404    $12,888   $14,071     $16,271

         Net income before
           extraordinary item,
           preferred distributions
           and minority interest        $1,822     $1,617    $2,633      $4,071

         Extraordinary item              $(134)       -       $(561)      $(259)

         Net income (loss) allocated
           to Common Stockholders          $21       $(35)     $323      $1,660

         Net income (loss)
          per share-Basic:
           Income before
            extraordinary item           $0.03     ($0.01)    $0.16       $0.34
           Extraordinary item             0.03        -        0.10        0.04
                                          ----      ------    -----       -----
           Net income (loss)             $0.00     $(0.01)    $0.06       $0.30
                                         =====     =======    =====       =====

         Net income (loss) per
          share-Diluted:
           Income (loss) before
            extraordinary item           $0.03     $(0.01)    $0.16       $0.33
           Extraordinary item            (0.03)       -       (0.10)      (0.04)
                                       -------    --------  -------     -------
           Net income (loss)             $0.00     $(0.01)    $0.06       $0.29
                                        ======     =======   ======      ======

         1996                            First     Second     Third      Fourth
         ----                            -----     ------     -----      ------

         Total revenues                 $9,369    $10,074   $10,442     $10,553

         Net income before
           preferred distributions
           and minority interest        $1,160       $984    $1,287      $1,343

         Net income (loss) allocated
           to Common Stockholders        $(422)     $(552)    $(311)      $(276)

         Net income (loss) per
           Common Share - Basic         $(0.13)    $(0.17)   $(0.09)     $(0.07)

         Net income (loss) per
           Common Share - Diluted       $(0.13)    $(0.17)   $(0.08)     $(0.07)

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

         The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                        1997                             1996
                                     ------------------------------------------
                                     Carrying     Fair         Carrying  Fair
    Financial Assets:                  Value      Value        Value     Value

    Cash and Equivalents              $3,142     $3,142        $11,780   $11,780

    Financial Liabilities:

    Mortgage notes payable          $212,030   $248,200       $167,047  $167,300

    Debentures                       $25,000    $35,256        $25,000   $27,300

    Off-Balance Sheet Assets/
    Liabilities:

    Interest Rate Swaps and
    Caps receive/(pay)                   -        $(612)          -       $1,200

16.      Subsequent Events

         On January 18, 1998, the Board of Directors declared a distribution of $0.4875 and $.6094 per Common and Preferred share of stock, respectively to shareholders of record as of February 1, 1998. On February 15, 1998, distributions in the amount of $6,200 were paid.

         In January 1998, the Company acquired Bowie Plaza Shopping Center located in Bowie, Maryland. The total acquisition cost of $12,100 was financed through the issuance of 130,626 Common Units to the seller of the property with a value of approximately $3,600, assumed mortgage indebtedness of $5,400, a draw on the Company's Line of Credit of $3,000 and cash of $100. The mortgage loan carries an all-in effective interest rate of 7.2% and matures in December 2009. The Center contains 104,036 square feet of GLA and is anchored by Giant Food and CVS/Pharmacy.

         In March 1998, the Company sold its two multi-family properties (Branchwood and Park Place Apartments) for a combined sales price of approximately $8,050. The estimated gain on sale is approximately $1,400 and net proceeds after the payment of the existing mortgage debt was approximately $3,900. In March 1998, the Company sold one of the Georgetown retail shops consisting of 5,000 square feet for $750. The estimated gain on sale is approximately $200 and net proceeds after the payment of existing mortgage debt was approximately $300. The proceeds of these sales were used to purchase Watkins Park Plaza (described below) in a like-kind exchange as defined in Internal Revenue Code
         Section 1031.

         In March 1998, the Company acquired Watkins Park Plaza located in Mitchellville, Maryland. The total acquisition cost of $14,295 was financed with proceeds from the sale of the Company's two multi-family properties and a retail property of $4,200, a draw on the Company's Lines of Credit of $10,000, and cash of $95.

                       FIRST WASHINGTON REALTY TRUST, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years Ended December 31, 1997, 1996 and 1995

                                    --------




                                    Balance    Additions
                                       at       Charged   Deduction
                                    Beginning      to      Amounts     Balance
                                       of       Bad Debt   Written      at End
     Description                      Year      Expense      Off       of Year
     -----------                    ----------- --------- ---------- -----------

     Allowance for
     Doubtful Accounts:

     Year Ended December 31, 1997      $683      $1,285     $(515)      $1,453
                                       ====      ======     ======      ======

     Year Ended December 31, 1996      $418        $527     $(262)        $683
                                       ====        ====     ======        ====

     Year Ended December 31, 1995      $391        $483     $(456)        $418
                                       ====        ====     ======        ====

       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                             (dollars in thousands)
                                                              Initial Cost
                                                                    Building &
Property                 Location            Encumbrance   Land     Improvements
Retail:
Allen Street (1)         Allentown, PA        $5,913         $867       $2,404
Ashburn Village          Ashburn, VA           6,730        1,973        7,894
Brafferton (2)           Garrisonville, VA         -        1,595        6,385
Bryans Road (3)          Bryans Road ,MD      38,500        1,214        3,314
Capital Corner           Landover, MD              -          966            0
Centre Ridge
 Marketplace (2)         Centreville, VA       3,300        4,847        3,807
Chesapeake Bagel
 Building                Alexandria, VA          735          191          804
City Avenue
 Shopping Center         Philadelphia, PA      9,909        3,135       12,540
Clinton Square           Clinton, MD               -          242        1,437
Clopper's Mill           Germantown, MD       14,132        4,011       16,006
4483 Connecticut         Washington, D.C.          -           91          932
Colonial Square          York, PA                  -          639        1,678
Davis Ford Crossing (3)  Manassas, VA              -        2,574       10,092
Festival at Woodholme    Baltimore, MD        11,489        2,915       11,660
Firstfield               Gaithersburg, MD      2,472          699        2,797
First State Plaza (3)    New Castle, DE            -        2,575       10,358
Four Mile Fork (2)       Fredericksburg, VA        -        1,196        4,783
Fox Mill (4)             Reston, VA           25,000        2,752       11,019
Georgetown Shops (5)     Washington ,D.C.        411          949        3,174
Glen Lea (6)             Richmond, VA         13,283          757        3,027
Hanover Village (6)      Mechanicsville, VA        -        1,081        4,323
James Island (3)         Charleston, SC            -        1,321        2,758
Kenhorst Plaza (2)       Reading, PA               -        2,253        9,013
Kings Park               Burke, VA             4,783        1,153        4,613
Laburnum Park (6)        Richmond, VA              -        1,194        4,774
Laburnum Square (6)      Richmond, VA              -        1,104        4,418
McHenry Commons          McHenry, IL           6,643        1,669        6,676
Mallard Creek            Round Lake Beach, IL 11,824        2,674       10,695
Mayfair                  Philadelphia, PA      7,075        2,463        9,860
Mitchellville Plaza      Mitchellville, MD    15,764        4,279       17,114
Newtown Square (2)       Newtown Square, PA        -        2,508       10,031
Northway                 Millersville, MD      8,109        1,838        7,400
Penn Station (4)         District Heights, MD      -        4,275            0
P.G. County Comm
 & Tech Pk.              Beltsville, MD            -        1,309          972
Pheasant Hill            Bolingbrook, IL       8,128        2,012        8,047
Potomac Plaza            Woodbridge, VA        3,656          795        4,235
Riverside Square /
River's Edge             Chicago, IL           2,505        2,772       11,086
Rosecroft                Temple Hills, MD          -          664        2,723
Shoppes of Graylyn (2)   Wilmington, DE            -        1,478        5,912
Shoppes of Kildaire      Cary, NC              7,774        2,202        8,833
Southside Marketplace    Baltimore, MD         7,999        2,209        8,835
Spring Valley Shopping
Center                   Washington, DC            -        1,175        4,698
Stefko Boulevard (1)     Bethlehem, PA             -        1,149        3,187
Stonebrook Plaza         Merrionette Park, IL  6,226        1,657        6,626
Takoma Park (2)          Takoma Park               -          957        3,829
The Oaks                 Des Plaines, IL      10,144        2,892       11,570
Valley Center (3)        Owings Mills, MD        700        4,718       18,938

Multi-family:
Branchwood Apts. (7)     Charleston, SC                       142        2,521
Park Place Apts. (7)     Charleston, SC        3,826          387        4,396
                                             -------     --------   ----------
                                            $237,030      $88,518     $312,194
                                            ========      =======     ========

(1) These properties are encumbered by first deeds of trust as collateral for a $5,913 mortgage loan.
(2) These properties serve as collateral for the Line of Credit facilities.
(3) These properties are encumbered by first deeds of trust as collateral for the $38,500 Nomura mortgage loan.
(4) These  properties  serve
as  collateral  fro the $25,000  Exchangeable  Debentures.
(5) Consists of five
locations in the shopping district of Georgetown in Washington, DC.
    One property was subsequently sold in 1998.
(6) These properties are encumbered by first deeds of trust as collateral for a $13,283 mortgage loan.
(7) These properties were  subsequently sold in 1998.
(8) The retail properties and the multi-family properties have depreciable lives of 31.5 years and 27.5 years respectively.

                    Capitalized   Gross Amounts
                     Subsequent      at which
                         to       carried at the                 Date
                    Acquisition   close of period        Accumul  of      Date
Property            Improvements  Land Improvement Total Depreci Constr Acquired
Retail:
Allen Street (1)         $1,014    $867   $3,418  $4,285    $221 1958       1996
Ashburn Village               0   2,373    7,494   9,867     198 1996       1997
Brafferton (2)              420   1,595    6,805   8,400     742 1974       1994
Bryans Road (3)           3,778   1,231    7,075   8,306   1,629 1972       1990
Capital Corner            3,498     989    3,475   4,464   1,375 1987       1986
Centre Ridge
 Marketplace (2)          2,240   5,108    5,786  10,894     287 1996       1996
Chesapeake Bagel
 Building                   660     192    1,463   1,655     648 1800's     1983
City Avenue
 Shopping Center             23   3,102   12,596  15,698     397 1950-60's  1997
Clinton Square              150     251    1,578   1,829     692 1979       1984
Clopper's Mill               59   4,011   16,065  20,076     915 1995       1996
4483 Connecticut            144      95    1,072   1,167     383 1954       1986
Colonial Square             188     646    1,859   2,505     478 1955       1990
Davis Ford Crossing (3)     201   2,543   10,324  12,867   1,146 1988       1994
Festival at Woodholme       207   2,915   11,867  14,782     993 1986       1995
Firstfield                   61     699    2,858   3,557     195 1978       1995
First State Plaza (3)       709   2,575   11,067  13,642   1,310 1988       1994
Four Mile Fork (2)           43   1,196    4,826   6,022     152 1975       1997
Fox Mill (4)                311   2,752   11,330  14,082   1,264 1988       1994
Georgetown Shops (5)        350     970    3,503   4,473   1,382 1800's1983-1989
Glen Lea (6)                190     757    3,217   3,974     259 1969       1995
Hanover Village (6)         182   1,081    4,505   5,586     362 1971       1995
James Island (3)            382   1,324    3,137   4,461     792 1967       1990
Kenhorst Plaza (2)        1,625   2,253   10,638  12,891     751 1990       1995
Kings Park                  628   1,153    5,241   6,394     173 1966       1996
Laburnum Park (6)          (372)  1,148    4,448   5,596     364 1988       1995
Laburnum Square (6)         877   1,105    5,294   6,399     425 1975       1995
McHenry Commons              12   1,609    6,748   8,357      71 1988       1997
Mallard Creek                29   2,560   10,838  13,398     115 1987       1997
Mayfair                     257   2,463   10,117  12,580   1,141 1988       1994
Mitchellville Plaza           0   3,877   17,516  21,393     140 1991       1997
Newtown Square (2)           34   2,508   10,065  12,573     319 1960-70's  1996
Northway                    562   1,838    7,962   9,800     253 1987       1996
Penn Station (4)         21,242   4,285   21,232  25,517   5,732 1989       1986
P.G. County Comm
 & Tech Pk.               5,474   1,342    6,413   7,755   2,337 1985       1985
Pheasant Hill                22   1,899    8,182  10,081      86 1983       1997
Potomac Plaza             1,162     733    5,459   6,192   1,719 1963       1985
Riverside Square /
River's Edge                 33   2,742   11,149  13,891     115 1986       1997
Rosecroft                 2,443     688    5,142   5,830   1,795 1963       1985
Shoppes of Graylyn (2)       48   1,478    5,960   7,438     192 1971       1997
Shoppes of Kildaire       1,924   2,208   10,751  12,959   3,520 1986       1986
Southside Marketplace        88   2,209    8,923  11,132     452 1990       1996
Spring Valley Shopping
Center                        0   1,175    4,698   5,873      13 1930       1997
Stefko Boulevard (1)      1,366   1,149    4,553   5,702     301 1958-60-75 1996
Stonebrook Plaza             19   1,570    6,732   8,302      71 1984       1997
Takoma Park (2)             974     957    4,803   5,760     226 1960       1996
The Oaks                     39   2,735   11,766  14,501     125 1983       1997
Valley Center (3)         1,440   5,550   19,546  25,096   2,175 1987       1994

Multi-family:
Branchwood Apts. (7)        266     143    2,786   2,929     853 1989       1989
Park Place Apts. (7)      1,084     393    5,474   5,867   1,555 1990       1990
                          -----   -----   ------   -----  ------
                        $56,086 $89,042 $367,756$456,798 $40,839
                       ======== ======= ======== ======= =======

(1) These properties are encumbered by first deeds of trust as collateral for a $5,913 mortgage loan.
(2) These properties serve as collateral for the Line of Credit facilities.
(3) These properties are encumbered by first deeds of trust as collateral for the $38,500 Nomura mortgage loan.
(4) These  properties  serve
as  collateral  fro the $25,000  Exchangeable  Debentures.
(5) Consists of five
locations in the shopping district of Georgetown in Washington, DC.
    One property was subsequently sold in 1998.
(6) These properties are encumbered by first deeds of trust as collateral for a $13,283 mortgage loan.
(7) These properties were  subsequently sold in 1998.
(8) The retail properties and the multi-family properties have depreciable lives of 31.5 years and 27.5 years respectively.
                                                                    F-24