Form 10-Q
period 1998-03-31
FIRST WASHINGTON REALTY TRUST INC
filed 1998-05-15
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                    [X] Quarterly Report Pursuant to Section
                     13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       For the period ended March 31, 1998


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                           Common Stock,  $.01 par value,  outstanding as of May
14, 1998:

                                         7,399,446 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX









Part I:  Financial Information                                             Page

Item 1.  Consolidated Balance Sheets as of March 31, 1998
         (unaudited) and December 31, 1997                                    1

         Consolidated Statements of Operations
         (unaudited) for the three months
         ended March 31, 1998 and 1997                                        2

         Consolidated Statements of Cash Flows
         (unaudited) for the three months
         ended March 31, 1998 and 1997                                        3

         Notes to Unaudited Consolidated Financial Statements                 4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8


Part II:  Other Information

Item 2.  Market for the Registrant's Common Equity and
         Related Shareholders Matters                                        10

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                                   -----------

                                                     March 31,      December 31,
                                                       1998             1997
                                                    -----------    -------------
                                                    (unaudited)
                               ASSETS


Rental properties:
  Land                                               $ 93,755          $ 89,042
  Buildings and improvements                          382,839           367,756
                                                     --------          --------
                                                      476,594           456,798
Accumulated depreciation                              (41,132)          (40,839)
                                                     ---------        ---------
Rental properties, net                                435,462           415,959

Cash and equivalents                                    1,931             3,142
Tenant receivables, net                                 6,768             7,274
Deferred financing costs, net                           2,614             2,734
Other assets                                           10,097            10,032
                                                  -----------       -----------

          Total assets                               $456,872          $439,141
                                                     ========          ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                             $226,903          $212,030
  Debentures                                           25,000            25,000
  Accounts payable and accrued expenses                 8,655            10,914
                                                  -----------       -----------
          Total liabilities                           260,558           247,944

Minority interest                                      40,350            38,255

Stockholders' equity:
  Convertible preferred stock $.01
     par value, 3,800,000 shares designated;
     2,314,189 issued and outstanding
     (aggregate liquidation preference of $57,855)         23                23
  Common stock $.01 par value, 90,000,000
     shares authorized; 7,399,446 and 7,291,732
     shares issued and outstanding, respectively           73                72
  Additional paid-in capital                          183,322           179,356
  Accumulated distributions in excess of earnings     (27,454)          (26,509)
                                                   ----------       -----------
          Total stockholders' equity                  155,964           152,942
                                                     --------        ----------

          Total liabilities and stockholders'        $456,872          $439,141
           equity                                    ========          ========



        The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (dollars in thousands, except share data)

                                   (unaudited)
                                     -------


                                                        For three months ended
                                                               March 31,
                                                        ------------------------
                                                        1998              1997
                                                        -------       ----------

         Revenues:
              Minimum rents                             $12,928         $9,632
              Tenant reimbursements                       3,088          2,123
              Percentage rents                              396            328
              Other income                                  228            276
                                                       --------       --------
                  Total revenues                         16,640         12,359
                                                        -------        -------

         Expenses:
              Property operating and maintenance          4,143          3,054
              General and administrative                    837            858
              Interest                                    4,851          4,372
              Depreciation and amortization               3,265          2,461
                                                        -------        -------
                  Total expenses                         13,096         10,745
                                                        -------        --------

              Income before gain on sale
               of properties, income from Management
               Company, extraordinary item, minority
               interest and distributions to
               Preferred Stockholders                     3,544          1,614

              Gain on sale of properties                  1,683             45

              Income from Management Company                280            163
                                                       --------          -----

              Income before extraordinary item,
               minority interest and distributions
               to Preferred Stockholders                  5,507          1,822

              Extraordinary item - loss on early
               extinguishment of debt                      (358)          (134)
                                                       --------        -------

              Income before minority interest and
               distributions to Preferred Stockholders    5,149          1,688

              Income allocated to minority interest      (1,065)          (257)
                                                      ----------      ---------
              Income before distributions to
               Preferred Stockholders                     4,084          1,431
              Distributions to Preferred Stockholders    (1,410)        (1,410)
                                                        -------        -------
              Income allocated to Common Stockholders    $2,674            $21
                                                      =========       =========
              Earnings per Common Share - Basic
                 Income before extraordinary item         $0.41          $0.03
                 Extraoridinary item                      (0.05)         (0.03)
                                                      ---------       ---------
                 Net income                               $0.36          $0.00
                                                      =========       =========

              Earnings per Common Share - Diluted
                 Income before extraordinary item         $0.41          $0.03
                 Extraoridinary item                      (0.05)         (0.03)
                                                      ---------       ---------
                 Net income                               $0.36          $0.00
                                                      =========       =========
              Shares of Common Stock, in
               thousands - Basic                          7,380          4,946
                                                     ==========       =========
              Shares of Common Stock, in
               thousands - Diluted                        7,481          4,997
                                                     ==========       =========
              Distributions per share                   $0.4875        $0.4875
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (unaudited)
                                    --------



                                                     For the three months ended
                                                              March 31,
                                                     ---------------------------
                                                         1998              1997
                                                     ---------           -------


Operating Activities:
  Income before distributions to
     Preferred Stockholders                             $4,083           $1,431
  Adjustment to reconcile net cash
     provided by operating activities:
    Income allocated to minority interest                1,065              257
    Depreciation and amortization                        3,265            2,461
    Gain of sale of rental properties                   (1,683)             (45)
    Loss on early extinguishment of debt                   358              134
    Amortization of deferred financing
     costs and loan premiums                              (120)             455
    Equity in earnings of Management Company              (160)             (43)
    Compensation paid or payable in company stock          323              560
    Provision for uncollectible accounts                   627              520
    Recognition of deferred rent                          (145)            (294)
    Net changes in:
      Tenant receivables                                    23             (940)
      Other assets                                         (40)           1,140
      Account payable and accrued expenses                (652)           2,125
                                                     ----------       ---------
         Net cash provided by operating activities       6,944            7,761
                                                      ---------       ---------
Investing Activities:
  Additions to rental properties                        (1,914)          (4,371)
  Acquisition of rental properties                     (17,989)         (17,101)
  Proceeds from sale of rental properties                4,253            1,172
                                                    ----------       ----------
         Net cash used in investing activities         (15,650)         (20,300)
                                                      --------         --------

Financing Activities:
  Proceeds from line of credit                          21,437           17,100
  Proceeds from mortgage notes                               0            1,443
  Proceeds from exercise of stock options                   37              -
  Repayment of line of credit                           (6,300)             -
  Repayment on mortgage notes                             (978)         (11,564)
  Additions to deferred financing costs                   (487)            (343)
  Distributions paid to Preferred Stockholders          (1,410)          (1,410)
  Distributions paid to Common Stockholders             (3,619)          (2,411)
  Distributions paid to minority interest               (1,185)            (599)
                                                      --------       ----------
         Net cash provided by financing activities       7,495            2,216
                                                     ---------        ---------

  Net increase (decrease) in cash and equivalents       (1,211)         (10,323)
  Cash and equivalents, beginning of period              3,142           11,780
                                                     ---------         --------
         Cash and equivalents, end of period            $1,931           $1,457
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------



1.       Business

         General

                  First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket- anchored neighborhood shopping centers. The Company owns a portfolio of 50 retail properties containing a total of approximately
         5.4  million  square  feet  of  gross  leasable  area  located  in  the
         Mid-Atlantic region and the Chicago metropolitan area and two multifamily properties located in Charleston, South Carolina.

                  The Company, incorporated in Maryland in April 1994, is self-managed and self-administered and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

                  The Company currently owns approximately 78.8% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 35 Properties directly and 15 Properties are owned by lower tier partnerships or limited liability companies in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% partnership interest.

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

2.       Summary of Significant Accounting Policies

         Basis of Presentation

                  The unaudited interim consolidated financial statements of the
         Company  are  prepared   pursuant  to  the   Securities   and  Exchange
         Commission's rules and regulations for reporting on Form 10-Q and should be read in conjunction with the financial statements and the notes thereto of the Company's 1997 Annual Report to Stockholders. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

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

         Income per Share

                  Basic and diluted income per share is calculated by dividing income after minority interest, less preferred distributions by the weighted average number of common shares outstanding during the periods presented.

         Recent Accounting Pronouncements

                  On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Company has historically capitalized internal preacqusition costs of operating properties as a component of the acquisition price and accordingly, will realize an increase in expense upon adoption of this ruling which is effective immediately.

                  The Company adopted SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. The Company has no items of other comprehensive income.

3.       Acquisition of Rental Properties

                  During the first quarter of 1998, the Company acquired two shopping centers for an aggregate acquisition cost of approximately $26,395. All the acquisitions were accounted for using the purchase method of accounting and the operations of each property is included in the Company's Statement of Operations from their respective dates of acquisition. The following is a summary of the acquisitions:


            Date  Property                         Total   Anchor       Anchor
         Acquired Name         Location    GLA     Cost    Tenant       (GLA)
         -------- --------     --------    ------- ------  --------     -----

          1/98    Bowie      Bowie, MD     104,836 $12,100 Giant Food  21,750
                  Plaza      Maryland

          3/98    Watkins    Mitchellville,
                  Park Plaza Maryland      112,143  14,295 Safeway     43,205
                                           ------- -------             ------
                                           216,979 $26,395             64,955
                                           ======= =======             ======

         The acquisitions were financed as follows:



                   Number of            Assumed
         Property  Partnerships Market  Mortgage  Line of Credit
         Name      Units        Value   Debt (1)       Draw       Cash   Total
         ---------------------  ------- --------- --------------  -----  -----

         Bowie
         Plaza      130,626     $3,600  $5,400     $ 3,000       $ 100   $12,100

         Watkins
         Park Plaza    -           -       -        10,000       4,295(2) 14,295
                   --------     ------  ------     -------       -----   -------
                    130,626     $3,600  $5,400     $13,000      $4,395   $26,395
                    =======     ======  ======     ======       ======   =======

(1)  Includes loan premiums.
(2)  Includes net proceeds from the sale of properties of approximately $4,253.

                  The following unaudited pro forma condensed combined results of operations are presented as if the acquisitions of the rental properties occurred on January 1 of the period presented. In preparing the pro forma data, adjustments have been made to assume that the September 1997 Offering occurred on January 1, 1997. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------

                                       For the three months ended
                                                 March 31,
                                       ---------------------------
                                            1998           1997
                                            ----           ----

           Total Revenues                $17,059       $16,964
           Pro forma net income
           before extraordinary item      $3,131        $1,711
           Extraordinary item               (358)         (134)
                                          ------        ------
           Pro forma net income           $2,773        $1,577
                                          ======        ======
           Pro forma earnings per
           Common Share - Basic
              Income before
               extraordinary item         $0.38         $0.21
              Extraordinary item          (0.05)        (0.02)
                                          ------        -----
              Net income                  $0.33         $0.19
                                          ======        =====
           Pro forma earnings per Common
            Share - Diluted
              Income before
               extraordinary item         $0.37         $0.21
              Extraordinary item          (0.05)        (0.02)
                                          -----         -----
              Net income                  $0.32         $0.19
                                         ======         =====



4.       Sale of Properties

                  In March 1998, the Company sold its two multi-family properties (Branchwood and Park Place Apartments) for a combined sales price of approximately $8,050. The gain on sale is approximately $1,536 and net proceeds after the payment of the existing mortgage debt was approximately $3,962. In March 1998, the Company sold one of the Georgetown retail shops consisting of 5,000 square feet for $750. The gain on sale is approximately $147 and net proceeds after the payment of existing mortgage debt was approximately $291. The proceeds of these sales were used to purchase Watkins Park Plaza in a like-kind exchange as defined in Internal Revenue Code Section 1031.

                  In January 1998, the Company closed on a $35,500 collateralized revolving Line of Credit with Union Bank of Switzerland. This line is collateralized by six properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line which matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank. Loans under this line will bear interest at LIBOR plus one percent (1%). The line was subsequently increased to $45,000 on March 20, 1998 and Watkins Park Plaza was pledged as additional collateral.

5.       Summary of Noncash Investing and Financing Activities

         Significant noncash transactions for the nine months ended March 31, 1998 and 1997 were as follows:

                                                          1998              1997
                                                          ----              ----

          Liabilities assumed in acquisition
           of rental properties                         $4,466           $16,843
          Common units in the Operating
           Partnership issued in connection with
           the acquisition of rental properties         $5,384            $4,660
          Preferred units in the Operating
           Partnership issued in connection with
           the acquisition of rental properties            -                $277
          Increase in minority interest's ownership
           of the Operating Partnership                $2,125             $1,709
          Accrued compensation paid through the issuance
           of Common Stock                               $760                -

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------



The above information supplements the disclosures required by Statement of Financial Accounting Standards No. 95 - "Statement of Cash Flows."

6.       Stock Option Plans

                  On May 8, 1998, the Stockholders approved an amendment to the Company's 1994 Stock Option Plan. The amendment increases the number of shares available for issuance under the Stock Option Plan from 796,691 to 1,296,691 shares.

                  On May 8, 1998, the Stockholders approved an amendment to the Company's 1996 Restricted Stock Plan. The Amendment increases the number of shares available for issuance under the Restricted Stock Plan from 18,508 to 368,508 shares.

                  On May 8, 1998, the Stockholders approved an amendment to the Company's 1996 Contingent Stock Agreements. The amendment further grants an additional 150,000 shares of Common Stock to senior management under a performance-based incentive plan.

7.       Subsequent Events

                  In April 1998, the Company acquired Parkville Shopping Center located in Baltimore, Maryland. The total acquisition cost of $8,450 was financed through the issuance of 185,361 common units to the seller of the property with a value of approximately $4,950, assumed mortgage indebtedness of $3,500. The mortgage loan carries an all-in effective rate of 7.1% and matures in 2008. The Center contains 140,925 square feet of GLA and is anchored by A&P Superfresh and Rite Aid.

                  On April 17, 1998, the Board of Directors declared a distribution of $0.4875 and $.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of May 1, 1998, payable on May 15, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q. Dollars are in thousands except per share data.

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

         For the three months ended March 31, 1998, the net income allocated to common stockholders increased by $2,652 from $21 to $2,673, when compared to the three months ended March 31, 1997, primarily due to an increase in revenues offset by an increase in expenses, an increase in extraordinary losses and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $4,236 or 34.1%, from $12,404 to $16,640, due primarily to an increase in minimum rents of $3,296 and tenant reimbursements of $965. The increases were primarily due to the purchase of Ashburn Farm Village Shopping Center in March 1997, the six Chicago properties purchased in September 1997, Mitchellville Plaza in October 1997, Spring Valley Center in December 1997 (the "1997 Acquisitions"), Bowie Plaza in January 1998 and Watkins Park Plaza in March 1998 (the "1998 Acquisitions").

         Property operating and maintenance expense increased by $1,089, or 35.7%, from $3,054 to $4,143, due primarily to the 1997 Acquisitions and the 1998 Acquisitions. General and administrative expenses decreased by $21 or 2.4%, due primarily to a decrease in the amount of compensation paid or payable in Company stock of $117, offset by an increase in other cash expenses of $96.

         Interest expense increased by $479, or 11.0%, from $4,372 to $4,851, due primarily to the increase mortgage indebtedness associated with the 1997 Acquisitions and the 1998 Acquisitions offset by a reduction of mortgage debt through proceeds from the September 1997 offering. The average debt outstanding increased from $204.0 million for 1997 to $235.3 million for 1998.

         Depreciation and amortization expenses increased by $804, or 32.7%, from $2,461 to $3,265, primarily due to the 1997 Acquisitions and the 1998 Acquisitions.

         During 1998 there was a $358 extraordinary loss due to the early extinguishment of debt compared to $134 for the same period in 1997. In 1998, $4,236 of mortgage debt was retired before the scheduled maturity date. In 1997, $734 of mortgage debt was retired before the scheduled maturity date.

         Income allocated to minority interests increased by $808 from $257 to $1,065 due to an increase in net income and an increase in the minority interests' ownership of the Operating Partnership.

Liquidity and Capital Resources

Indebtedness

         As of March 31, 1998, the Company had total indebtedness of approximately $251.9 million (including $25.0 million of debentures and approximately $226.9 million of mortgage indebtedness). The mortgage indebtedness consists of approximately $220.0 million in indebtedness collateralized by 34 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond
Obligations") of approximately $6.9 million collateralized by one of the properties. Of the Company's indebtedness, $32.0 million (12.7%) is variable rate indebtedness, and $219.9 million (87.3%) is at a fixed rate. The effective interest rates of the indebtedness range from 6.3% to 9.8%, with a weighted average interest rate of 7.96%, and will mature between 1999 and 2014. A large portion of the

Company's indebtedness will become due by 2000, requiring balloon payments of $88.9 million in 1999, and $24.4 million in 2000. From 1999 through 2014, the Company will have to refinance an aggregate of approximately $215.0 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

         The Company currently has two collateralized revolving lines of credit (the "Lines of Credit") totaling approximately $51 million. In January 1998, the Company closed on $35,500 collateralized revolving Line of Credit with Union Bank of Switzerland. This line is collateralized by six properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line which matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank. Loans under this line will bear interest at LIBOR plus one percent (1%). The line was subsequently increased to $45,000 on March 20, 1998 and Watkins Park Plaza was pledged as additional collateral. The Company has a collateralized revolving line of credit of up to $5.8 million from First Union Bank. Loans under the line of credit bear interest at LIBOR plus two percent (2%) per annum, and mature on June 30, 1998. Loans under the line of credit are collateralized by a first mortgage lien on Brafferton Shopping Center. As of March 31, 1998, there was $18,437 outstanding under the Lines of Credit.

         The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations and draws on the Lines of Credit. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity needs through 1999.

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

         During 1999, $88.9 million of the Company's indebtedness becomes due, including the $25.0 million Exchangeable Debentures. The Company believes that it will be able to retire this debt through either a refinancing of the debt using the properties as collateral, an equity offering or a combination of both. The Company currently believes that the loan-to-values on the properties are at a level that will enable the Company to refinance the loans without an additional requirement for capital.

         The Company has elected to qualify as a REIT for federal income tax purposes commencing with its tax year ended December 31, 1994. To qualify as a REIT, the Company is required, among other items, to pay distributions to its shareholders of at least 95% of its taxable income. The Company intends to make quarterly distributions to its shareholders from operating cash flow.

         On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Company has historically capitalized internal preacqusition costs of operating properties as a component of the acquisition price and accordingly, will realize an increase in expense upon adoption of this ruling which is effective immediately.

                                     Part II

OTHER INFORMATION

 Item 2.       Recent Sales of Unregistered Equity Securities

               (a)        Securities Sold

                  The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company since December 31, 1997:

                  Date of Sale               Title                       Amount

                  01/01/98                   Common Units               130,626
                  04/30/98                   Common Units               185,361

               (b)        Underwriters and other purchasers

                  i. January 1, 1998 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Bowie Plaza, an "accredited investor".

                  ii. April 30, 1998 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Parkville Shopping Center, an "accredited investor".

               (c)        Consideration

                  i. January 1, 1998 Sales. These units were issued in exchange for property having a value of approximately $6.7 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

                  ii. April 30, 1998 Sales. These units were issued in exchange for property having a value of approximately $4.9 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits

27             Financial Data Schedule (2)
-----------------------------------------------------------------------


(1) Incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1997.

(2)  Filed herewith.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST WASHINGTON REALTY TRUST, INC.


         Date:          May 14, 1998               /s/ William J. Wolfe
                                                  ------------------------------
                                                  By:  William J. Wolfe
                                                       President and
                                                       Chief Executive Officer


         Date:          May 14, 1998             /s/ James G. Blumenthal
                                                 -------------------------------
                                                  By:  James G. Blumenthal
                                                       Executive Vice President
                                                       & Chief Financial Officer