Form 10-Q
period 1998-06-30
FIRST WASHINGTON REALTY TRUST INC
filed 1998-08-14
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                    [X] Quarterly Report Pursuant to Section
                     13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       For the period ended June 30, 1998


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Common Stock, $.01 par value, outstanding as of August 13, 1998:

                        8,556,985 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX









Part I:  Financial Information                                             Page

Item 1.  Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
              December 31, 1997                                              1

         Consolidated Statements of Operations (unaudited) for the three
              months and six months ended June 30, 1998 and 1997             2

         Consolidated Statements of Cash Flows (unaudited) for the six
              months ended June 30, 1998 and 1997                            3

         Notes to Unaudited Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9


Part II:  Other Information


Item 2.  Market for the Registrant's Common Equity and Related
              Shareholders Matters                                          13

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                                   -----------

                                                     June 30,      December 31,
                                                       1998           1997
                                                    ---------      ------------
                                                   (unaudited)
                                     ASSETS

Rental properties:
  Land                                              $ 99,719           $ 89,042
  Buildings and improvements                         407,635            367,756
                                                    --------           --------
                                                     507,354            456,798
Accumulated depreciation                             (44,626)           (40,839)
                                                   ---------          ---------
Rental properties, net                               462,728            415,959

Cash and equivalents                                   5,187              3,142
Tenant receivables, net                                7,576              7,274
Deferred financing costs, net                          2,519              2,734
Other assets                                          10,081             10,032
                                                 -----------        -----------

          Total assets                              $488,091           $439,141
                                                    ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                            $243,426           $212,030
  Debentures                                          25,000             25,000
  Accounts payable and accrued expenses                9,014             10,914
                                                 -----------        -----------
          Total liabilities                          277,440            247,944

Minority interest                                     50,478             38,255

Stockholders' equity:
  Convertible preferred stock $.01 par value,
     3,800,000 shares designated; 2,314,189 issued
     and outstanding (aggregate liquidation
     preference of $57,855)                               23                 23
  Common stock $.01 par value, 90,000,000 shares
     authorized; 7,405,179 and 7,291,732 shares
     issued and outstanding, respectively                 74                 72
  Additional paid-in capital                         189,472            179,356
  Accumulated distributions in excess of earnings    (29,396)           (26,509)
                                                  ----------        -----------
          Total stockholders' equity                 160,173            152,942
                                                    --------         ----------

          Total liabilities and stockholders'
               equity                               $488,091           $439,141
                                                    ========           ========

        The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                   (unaudited)
                                     -------

                                                For three           For six
                                               months ended       months ended
                                                 June 30,          June 30,
                                             ----------------  ----------------
                                               1998      1997     1998     1997
                                             -------  -------  -------  -------
Revenues:
 Minimum rents                               $14,054  $10,275  $26,982  $19,907
 Tenant reimbursements                         3,399    2,108    6,487    4,231
 Percentage rents                                359      245      755      573
 Other income                                    300      260      528      536
                                             -------  -------   ------   ------
  Total revenues                              18,112   12,888   34,752   25,247
                                             -------  -------   ------    -----

Expenses:
 Property operating and maintenance            4,441    2,913    8,584    5,967
 General and administrative                    1,015    1,282    1,852    2,140
 Interest                                      5,120    4,556    9,971    8,928
 Depreciation and amortization                 3,656    2,656    6,921    5,117
                                             -------  -------   ------   ------
  Total expenses                              14,232   11,407   27,328   22,152
                                             -------  -------   ------   ------

 Income before gain on sale of properties,
  income from  Management Company,
  extraordinary item, minority interest
  and distributions to Preferred Stockholders  3,880    1,481    7,424    3,095

 Gain on sale of properties                        0        0    1,683       45

 Income from Management Company                   60      136      340      299
                                             -------    -----   ------    -----

 Income before extraordinary item,
  minority interest and distributions
  to Preferred Stockholders                    3,940    1,617    9,447    3,439

 Extraordinary item - loss on early
  extinguishment of debt                           0        0     (358)    (134)
                                             -------  -------   ------  -------

 Income before minority interest and
  distributions to Preferred Stockholders      3,940    1,617    9,089    3,305

 Income allocated to minority interest          (887)    (242)  (1,953)    (499)
                                             -------  -------   ------  -------
 Income before distributions to
  Preferred Stockholders                       3,053    1,375    7,136    2,806

 Distributions to Preferred Stockholders      (1,410)  (1,410)  (2,820)  (2,820)
                                             -------  -------  -------  -------
 Income (loss) allocated to Common
  Stockholders                                $1,643     ($35)  $4,316     ($14)
                                             =======  =======  =======  =======
 Earnings (loss) per Common Share - Basic
  Income (loss) before extraordinary item      $0.22   ($0.01)   $0.63    $0.03
  Extraordinary item                            0.00     0.00    (0.05)   (0.03)
                                             -------  -------  -------  -------
  Net income (loss)                            $0.22   ($0.01)   $0.58    $0.00
                                             =======  =======  =======  =======
 Earnings per Common Share - Diluted
  Income (loss) before extraordinary item      $0.22   ($0.01)   $0.63    $0.03
  Extraordinary item                            0.00     0.00    (0.05)   (0.03)
                                             -------  -------  -------  -------
  Net income (loss)                            $0.22   ($0.01)    $0.5    $0.00
                                             =======  =======  =======  =======
 Shares of Common Stock, -   Basic             7,405    4,989    7,395    4,968
                                             =======  =======  =======  =======
 Shares of Common Stock, -  Diluted            7,488    5,058    7,486    5,028
                                             =======  =======  =======  =======
 Distributions per share                     $0.4875  $0.4875  $0.9750  $0.9750
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (unaudited)
                                    --------

                                                        For the six months ended
                                                                 June 30,
                                                        ------------------------
                                                           1998            1997
                                                        ----------    ----------


Operating Activities:
  Income before distributions to
   Preferred Stockholders                                $7,136          $2,806
  Adjustment to reconcile net cash provided
    by operating activities:
    Income allocated to minority interest                 1,953             499
    Depreciation and amortization                         6,921           5,117
    Gain of sale of rental properties                    (1,683)            (45)
    Loss on early extinguishment of debt                    358             134
    Amortization of deferred financing costs
     and loan premiums                                     (273)            902
    Equity in earnings of Management Company               (100)            (59)
    Compensation paid or payable in company stock           655           1,400
    Provision for uncollectible accounts                    921             759
    Recognition of deferred rent                           (404)           (621)
    Net changes in:
      Tenant receivables                                   (818)         (1,282)
      Other assets                                         (244)            602
      Account payable and accrued expenses                 (628)            149
                                                     ----------      ----------
         Net cash provided by operating activities       13,794          10,361
                                                      ---------        --------

Investing Activities:
  Additions to rental properties                         (2,119)         (4,841)
  Acquisition of rental properties                      (21,968)        (16,751)
  Proceeds from sale of rental properties                 4,253           1,172
                                                      ---------       ---------
         Net cash used in investing activities          (19,834)        (20,420)
                                                       --------        --------

Financing Activities:
  Net proceeds from line of credit                       22,637          18,100
  Proceeds from mortgage notes                              318           2,235
  Proceeds from issuance of common stock                    -             2,000
  Proceeds from exercise of stock options                    37            -
  Repayment on mortgage notes                            (1,670)        (11,918)
  Additions to deferred financing costs                    (672)           (525)
  Distributions paid to Preferred Stockholders           (2,820)         (2,820)
  Distributions paid to Common Stockholders              (7,203)         (4,823)
  Distributions paid to minority interest                (2,542)         (1,320)
                                                       --------       ---------
         Net cash provided by financing activities        8,085             929
                                                      ---------       ---------

  Net increase (decrease) in cash and equivalents         2,045          (9,130)
  Cash and equivalents, beginning of period               3,142          11,780
                                                      ---------        --------
         Cash and equivalents, end of period             $5,187          $2,650
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------



1.       Business

         General
         -------

                  First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket- anchored neighborhood shopping centers. The Company owns a portfolio of 52 retail properties containing a total of approximately
         5.6 million square feet of gross leasable area located in the Mid-Atlantic region and the Chicago metropolitan area.

                  The Company, incorporated in Maryland in April 1994, is self-managed and self-administered and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

                  The Company currently owns approximately 77.1% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 34 Properties directly and 18 Properties are owned by lower tier partnerships or limited liability companies in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% partnership interest.

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

         Basis of Presentation
         ---------------------

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

         Income per Share
         ----------------

                  Basic and diluted income per share is calculated by dividing income after minority interest, less preferred distributions by the weighted average number of common shares outstanding during the periods presented.

         Recent Accounting Pronouncements
         --------------------------------

                  On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Company has historically capitalized internal preacqusition costs of operating properties as a component of the acquisition price. The Company capitalized $227 for the period January 1 through March 19, 1998 and $123 for the six months ended June 30, 1997. The Company will realize an increase in general and administrative expense due to the adoption of this ruling which is effective immediately.

                  On May 21, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on Issue No. 98-9, "Accounting for Contingent Rent In Interim Financial Periods" which provides that recognition of rental income in interim periods must be deferred until the specified target that triggers the contingent rental income is achieved. The Company has historically recognized rental income based on a percentage of tenant sales ratably over the course of the year. This consensus is effective May 21, 1998 and will require the Company to defer recognition of this income until the date that the tenant's sales exceed the breakpoint set forth in the lease agreement. The Company believes the impact of this consensus will be to decrease percentage rentals in the fiscal year ending December 31, 1998 by approximately $240. Additionally, the amount of percentage rentals recognized in each quarter of subsequent fiscal years will differ from historical experience, with a significant concentration of revenue being recognized in the fourth quarter.

                  During the second quarter, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

                  The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. The Company has no items of other comprehensive income.

3.       Acquisition of Rental Properties

                  During the first six months of 1998, the Company acquired five shopping centers for an aggregate acquisition cost of approximately $57,363. All the acquisitions were accounted for using the purchase method of accounting and the operations of each property is included in the Company's Statement of Operations from their respective dates of acquisition. The following is a summary of the acquisitions:

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------

Date                                              Total   Anchor          Anchor
Acquired Property Name    Location        GLA     Cost    Tenant          (GLA)
--------------------------------------------------------------------------------

1/98     Bowie Plaza      Bowie, MD       104,836 $12,135 Giant Food      21,750
3/98     Watkins Park     Mitchellville,
         Plaza            MD              112,143  14,662 Safeway         43,205
4/98     Parkville
         Shopping Center  Baltimore, MD   140,925   8,388 A&P Superfresh  39,571
5/98     Elkridge Corners Elkridge, MD     73,529   8,873 A&P Superfresh  18,750
6/98     Village                                          Ukrop's
         Shopping Center  Richmond, VA    110,885  13,305 Supermarket     39,003
                                          ------- -------                -------
                                          542,318 $57,363                162,279
                                          ======= =======                =======

The acquisitions were financed as follows:

                      Number of             Assumed    Line of
Property              Partnerships Market   Mortgage   Credit
Name                  Units        Value    Debt (1)   Draw    Cash     Total
-------------------------------------------------------------------------------

Bowie Plaza             130,626    $3,592   $5,374    $3,000   $ 169     $12,135
Watkins Park Plaza          -         -        -      10,000   4,662 (2)  14,662
Parkville
 Shopping Center        185,361     4,819    3,182       -       387       8,388
Elkridge Corners         89,109     2,228    6,645       -       -         8,873
Village Shopping Center 373,162     9,702      -       3,500     103      13,305
                        -------   -------  -------   ------- -------     -------
                        778,258   $20,341  $15,201   $16,500  $5,321     $57,363
                        =======   =======  =======   ======   ======     =======

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

                                                        For the six months ended
                                                                  June 30,
                                                      --------------------------
                                                         1998              1997
                                                      --------          --------

           Total Revenues                             $35,862           $35,232
                                                      =======           =======
           Pro forma net income before gain on sale
             of properties and extraordinary item      $3,706            $2,888
           Gain on sale or properties                       0             1,728
           Extraordinary item                            (121)           (1,191)
                                                        -----           -------
           Pro forma net income                        $3,585            $3,425
                                                       ======            ======
           Pro forma earnings per Common Share - Basic
              Income before gain on sale of
               properties and extraordinary item        $0.50             $0.41
              Gain on sale of properties                $0.00             $0.25
              Extraordinary item                        (0.02)            (0.17)
                                                       ------            ------
              Net income                                $0.48             $0.49
                                                        =====             =====
           Pro forma earnings per Common Share - Diluted
              Income before gain on sale of
               properties and extraordinary item        $0.50             $0.41
              Gain on sale of properties                $0.00             $0.24
              Extraordinary item                        (0.02)            (0.17)
                                                       ------            ------
              Net income                                $0.48             $0.48
                                                        =====             =====


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

5.       Line of Credit

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

6.       Summary of Noncash Investing and Financing Activities

                  Significant noncash transactions for the six months ended June 30, 1998 and 1997 were as follows:

                                                                1998       1997
                                                                ----       ----

          Liabilities assumed in acquisition
           of rental properties                              $15,201    $16,843
          Common units in the Operating
           Partnership issued in connection
           with the acquisition of rental properties         $20,341     $4,660
          Preferred units in the Operating
           Partnership issued in connection with
           the acquisition of rental properties                  -         $277
          Increase in minority interest's ownership of the
           Operating Partnership                             $12,813     $1,258
          Accrued compensation paid through the issuance
           of Common Stock                                      $760        -



7.       Stock Option Plans

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------


8.       Subsequent Events

                  In July 1998, the Company completed a public offering of 1,150,000 shares of Common Stock (the "July 1998 Offering"). The shares of stock were priced at $23.75, resulting in net proceeds of approximately $25,600 after deducting the underwriter's discount and offering expenses of approximately $1,700. The proceeds of the offering were used to pay down the Company's Line of Credit.

                  On July 17, 1998, the Board of Directors declared a distribution of $0.4875 and $0.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of August 1, 1998, payable on August 15, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q. Dollars are in thousands except per share data.

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997

         For the three months ended June 30, 1998, the net income allocated to common stockholders increased by $1,678 from a net loss of ($35) to a net income of $1,643, when compared to the three months ended June 30, 1997, primarily due to an increase in revenues offset by an increase in expenses, and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $5,224 or 40.5%, from $12,888 to $18,112, due primarily to an increase in minimum rents of $3,779 and tenant reimbursements of $1,291. The increases were primarily due to the purchase of the six Chicago properties purchased in September 1997, Mitchellville Plaza in October 1997, Spring Valley Center in December 1997 (the "1997 Acquisitions"), Bowie Plaza in January 1998, Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners Shopping Center in May 1998, and Village Shopping Center in June 1998 (the "1998 Acquisitions").

         Property operating and maintenance expense increased by $1,528, or 52.5%, from $2,913 to $4,441, due primarily to the 1997 Acquisitions and the 1998 Acquisitions. General and administrative expenses decreased by $267 or 20.8%, from $1,282 to $1,015 due primarily to a decrease in the amount of compensation paid or payable in Company stock of $682, offset by an increase in internal preacquisition costs of $176, cash bonuses of $100 and other cash expenses of $139. Prior to March 19, 1998, internal preacquisition costs were capitalized and included in the cost of acquiring rental properties.

         Interest expense increased by $564, or 12.4%, from $4,556 to $5,120, due primarily to the increased mortgage indebtedness associated with the 1997 Acquisitions and the 1998 Acquisitions offset by a reduction of mortgage debt through proceeds from the September 1997 offering and a decrease in the weighted average interest rate. The average debt outstanding increased from $216.6 million for 1997 to $260.1 million for 1998 and the weighted average interest rate decreased from 8.4% to 7.9%.

         Depreciation and amortization expenses increased by $1,000, or 37.7%, from $2,656 to $3,656, primarily due to the 1997 Acquisitions and the 1998 Acquisitions.

         Income allocated to minority interests increased by $645 from $242 to $887 due to an increase in net income and an increase in the minority interests' ownership of the Operating Partnership from 15.0% to 22.9%.

Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997

         For the six months ended June 30, 1998, the net income allocated to common stockholders increased by $4,330 from a net loss of $14 to a net income of $4,316, when compared to the six months ended June 30, 1997, primarily due to an increase in revenues off set by an increase in expenses and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $9,505 or 37.6%, from $25,247 to $34,752, due primarily to an increase in minimum rents of $7,075 and tenant reimbursements of $2,256. The increases were primarily due to the purchase of Ashburn Farm Village Shopping Center in March 1997, the six Chicago properties purchased in September 1997, Mitchellville Plaza in October 1997, Spring Valley Center in December 1997 (the "1997 Acquisitions"), Bowie Plaza in January 1998, Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners Shopping Center in May 1998, and Village Shopping Center in June 1998 (the "1998 Acquisitions").

         Property operating and maintenance expense increased by $2,617, or 43.9%, from $5,967 to $8,584, due primarily to the 1997 and 1998 Acquisitions. General and administrative expenses decreased by $288 or 13.5%, from $2,140 to $1,852 due primarily to an decrease in the amount of compensation paid or payable in Company stock of $900 offset by an increase in internal preacquisition costs of $176, cash bonuses of $200 and other cash expenses of $236. Prior to March 19, 1998, internal preacquisition costs were capitalized and included in the cost of acquiring rental properties.

     Interest expense increased by $1,043, or 11.7%, from $8,928 to $9,971, due primarily to the increased mortgage indebtedness associated with the 1997 and 1998 Acquisitions offset by a reduction in mortgage debt from the proceeds of the September 1997 offering and a reduction in the weighted average interest rate. The average debt outstanding increased from $210.3 million for 1997 to $252.3 million for 1998, and the weighted average interest rate decreased from 8.5% to 7.9%.

         Depreciation and amortization expenses increased by $1,804, or 35.3%, from $5,117 to $6,921, primarily due to the 1997 and 1998 Acquisitions.

         During 1998, a gain on sale of properties of $1,683 was realized and there was a $358 extraordinary loss due to the early extinguishment of debt. For the same period in 1997, a gain on sale of properties of $45 was realized and there was a $134 extraordinary loss due to the early extinguishment of debt.

         In 1998, the Company sold its two multi-family properties (Branchwood and Park Place) and one of the Georgetown retail shops retiring $4,236 of mortgage debt associated with these properties. In 1997, the Company sold Thieves Market in which $734 of mortgage debt associated with the property was retired.

         Income allocated to minority interests increased by $1,454 from $499 to $1,953 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership from 15.1% to 22.9%.

Liquidity and Capital Resources

Indebtedness

         As of June 30, 1998, the Company had total indebtedness of approximately $268.4 million (including $25.0 million of debentures and approximately $243.4 million of mortgage indebtedness). The mortgage indebtedness consists of approximately $236.5 million in indebtedness collateralized by 35 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond
Obligations") of approximately $6.9 million collateralized by one of the properties. Of the Company's indebtedness, $39.5 million (14.7%) is variable rate indebtedness, and $228.9 million (85.3%) is at a fixed rate. The effective interest rates of the indebtedness range from 6.3% to 9.8%, with a weighted average interest rate of 7.9%, and will mature between 1999 and 2014. A large portion of the Company's indebtedness will become due by 2000, requiring balloon payments of $88.9 million in 1999, and $24.4 million in 2000. From 1999 through 2014, the Company will have to refinance an aggregate of approximately $228.5 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

         The Company currently has two collateralized revolving lines of credit (the "Lines of Credit") totaling approximately $51 million. In January 1998, the Company closed on $35,500 collateralized revolving Line of Credit with Union Bank of Switzerland. This line is collateralized by six properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line which matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank. Loans under this line will bear interest at LIBOR plus one percent (1%). The line was subsequently increased to $45,000 on March 20, 1998 and Watkins Park Plaza was pledged as additional collateral. The Company has a collateralized revolving line of credit of up to $5.8 million from First Union Bank. Loans under the line of credit bear interest at LIBOR plus two percent (2%) per annum, and mature on June 30, 1998. Loans under the line of credit are collateralized by a first mortgage lien on Brafferton Shopping Center. As of June 30, 1998, there was $25,937 outstanding under the Lines of Credit which is reflected as mortgage notes payable and included in the discussion of mortgage indebtedness above.

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

New Accounting Standards

     On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Company has historically capitalized internal preacqusition costs of operating properties as a component of the acquisition price. The Company capitalized $227 for the period January 1 through March 19, 1998 and $123 for the six months ended June 30, 1997. The Company will realize an increase in general and administrative expense due to the adoption of this ruling which is effective immediately.

         On May 21, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on Issue No. 98-9, "Accounting for Contingent Rent In Interim Financial Periods" which provides that recognition of rental income in interim periods must be deferred until the specified target that triggers the contingent rental income is achieved. The Company has historically recognized rental income based on a percentage of tenant sales ratably over the course of the year. This consensus is effective May 21, 1998 and will require the Company to defer recognition of this income until the date that the tenant's sales exceed the breakpoint set forth in the lease agreement. The Company believes the impact of this consensus will be to decrease percentage rentals in the fiscal year ending December 31, 1998 by approximately $240. Additionally, the amount of percentage rentals recognized in each quarter of subsequent fiscal years will differ from historical experience, with a significant concentration of revenue being recognized in the fourth quarter.

         During the second quarter, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

          The Company has considered the effects that the year
2000 may have on its computer hardware and software application. The Company does not believe that there will be a material effect on the Company's operations or future financial results.

                                     Part II

OTHER INFORMATION

 Item 2.       Recent Sales of Unregistered Equity Securities

               (a)        Securities Sold

                  The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company since December 31, 1997:

                  Date of Sale               Title                       Amount

                  01/01/98                   Common Units               130,626
                  04/30/98                   Common Units               185,361
                  05/28/98                   Common Units                89,109
                  06/01/98                   Common Units               373,162



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

                  iii. May 28, 1998 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Elkridge Corners, an "accredited investor".

                  iv. June 1, 1998 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Village Shopping Center, an "accredited investor".

               (c)        Consideration

                  i. January 1, 1998 Sales. These units were issued in exchange for property having a value of approximately $6.8 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

                  ii. April 30, 1998 Sales. These units were issued in exchange for property having a value of approximately $5.2 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

                  iii. May 28, 1998 Sales. These units were issued in exchange for property having a value of approximately $2.2 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

                  iv. June 1, 1998 Sales. These units were issued in exchange for property having a value of approximately $9.8 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits

27             Financial Data Schedule (1)
-----------------------------------------------------------------------


(1)            Filed herewith.

(b)            Reports on Form 8-K.

               An interim report on Form 8-K was filed on May 18, 1998 including certain exhibits thereto.

               An interim report on Form 8-K was filed on June 17, 1998 reporting the acquisition of five retail properties.

               An interim report on Form 8-K was filed on July 28, 1998 regarding recently enacted legislation.

               An interim report on Form 8-K was filed on July 31, 1998 including certain exhibits thereto.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST WASHINGTON REALTY TRUST, INC.


  Date: August 13, 1998              /s/ William J. Wolfe
                                     ------------------------------
                                     By:      William J. Wolfe
                                              President and
                                              Chief Executive Officer


 Date: August 13, 1998              /s/ James G. Blumenthal
                                    ---------------------------------
                                    By:      James G. Blumenthal
                                             Executive Vice President and
                                             Chief Financial Officer