Form 10-Q
period 1998-09-30
FIRST WASHINGTON REALTY TRUST INC
filed 1998-11-13
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 1998


                         Commission File Number 0-25230



                       FIRST WASHINGTON REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Maryland                                            52-1879972
       --------                                            ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         identification no.)


4350 East-West Highway, Suite 400, Bethesda, MD               20814
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code (301) 907-7800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No[ ]

       Common Stock, $.01 par value, outstanding as of November 13, 1998:

                        8,566,985 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX


Part I: Financial Information                                             Page
-----------------------------                                             ----

Item 1. Consolidated Balance Sheets as of September 30, 1998
         (unaudited) and December 31, 1997..............................   1

        Consolidated Statements of Operations (unaudited) for
         the three months and nine months ended September 30,
         1998 and 1997 .................................................   2

        Consolidated Statements of Cash Flows (unaudited) for
         the nine months ended September 30, 1998 and 1997 .............   3

        Notes to Unaudited Consolidated Financial Statements ...........   4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................  10

Part II: Other Information


Item 2. Market for the Registrant's Common Equity and Related
        Shareholders Matters ...........................................  14

Item 6. Exhibits and Reports on Form 8-K ...............................  15

Signatures .............................................................  16

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands except share data)
                                   -----------

                                                     September 30,  December 31,
                                                         1998         1997
                                                         ----         ----
                                                     (unaudited)
      ASSETS

Rental properties:
  Land ............................................   $  99,557    $  89,042
  Buildings and improvements ......................     408,567      367,756
                                                      ---------    ---------
                                                        508,124      456,798
Accumulated depreciation ..........................     (48,045)     (40,839)
                                                      ---------    ---------
Rental properties, net ............................     460,079      415,959

Cash and equivalents ..............................       2,868        3,142
Tenant receivables, net ...........................       7,680        7,274
Deferred financing costs, net .....................       2,260        2,734
Other assets ......................................      14,931       10,032
                                                      ---------    ---------

          Total assets ............................   $ 487,818    $ 439,141
                                                      =========    =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable ..........................   $ 218,296    $ 212,030
  Debentures ......................................      25,000       25,000
  Accounts payable and accrued expenses ...........       9,920       10,914
                                                      ---------    ---------

          Total liabilities .......................     253,216      247,944

Minority interest .................................      52,500       38,255

Stockholders' equity:
  Convertible preferred stock $.01 par
   value, 3,800,000 shares designated;
   2,314,189 issued and outstanding
   (aggregate liquidation preference
   of $57,855) ....................................          23           23

  Common stock $.01 par value, 90,000,000
   shares authorized; 8,556,985 and 7,291,732
   shares issued and outstanding, respectively ....          86           72
  Additional paid-in capital ......................     212,935      179,356
  Accumulated distributions in excess of earnings .     (30,942)     (26,509)
                                                      ---------    ---------

          Total stockholders' equity ..............     182,102      152,942
                                                      ---------    ---------

          Total liabilities and stockholders'
           equity .................................   $ 487,818    $ 439,141
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)
                                     -------

                                                 For three month       For nine months ended
                                                  September 30              September 30
                                               -------------------     --------------------
                                                 1998        1997        1998        1997
                                                 ----        ----        ----        ----
Revenues:
  Minimum rents ............................   $ 14,707    $ 10,984    $ 41,689    $ 30,891
  Tenant reimbursements ....................      3,360       2,499       9,847       6,730
  Percentage rents .........................        170         263         925         836
  Other income .............................        326         370         854         906
                                               --------    --------    --------    --------
     Total revenues ........................     18,563      14,116      53,315      39,363
                                               --------    --------    --------    --------

Expenses:
  Property operating and maintenance .......      4,254       3,452      12,838       9,419
  General and administrative ...............        857         611       2,709       2,751
  Interest .................................      4,811       4,747      14,782      13,675
  Depreciation and amortization ............      3,766       2,750      10,687       7,867
                                               --------    --------    --------    --------
     Total expenses ........................     13,688      11,560      41,016      33,712
                                               --------    --------    --------    --------

  Income before gain on sale of properties,
   income (loss) from Management Company,
   extraordinary item, minority interest and
   distributions to Preferred Stockholders .      4,875       2,556      12,299       5,651

  Gain on sale of properties ...............        335           0       2,018          45

  Income (loss) from Management Company ....        (59)         77         281         376
                                               --------    --------    --------    --------

  Income before extraordinary item,
   minority interest and distributions
   to Preferred Stockholders ...............      5,151       2,633      14,598       6,072

  Extraordinary item - loss on early
   extinguishment of debt ..................          0        (561)       (358)       (695)
                                               --------    --------    --------    --------

  Income before minority interest and
   distributions to Preferred Stockholders .      5,151       2,072      14,240       5,377

  Income allocated to minority interest ....     (1,116)       (339)     (3,069)       (838)
                                               --------    --------    --------    --------
  Income before distributions to
   Preferred Stockholders ..................      4,035       1,733      11,171       4,539
  Distributions to Preferred Stockholders ..     (1,410)     (1,410)     (4,231)     (4,231)
                                               --------    --------    --------    --------
  Income allocated to Common Stockholders ..   $  2,625    $    323    $  6,940    $    308
                                               ========    ========    ========    ========
  Earnings per Common Share - Basic
    Income before extraordinary item .......   $   0.31    $   0.16    $   0.94    $   0.20
    Extraordinary item .....................       0.00       (0.10)      (0.05)      (0.14)
                                               --------    --------    --------    --------
    Net income .............................   $   0.31    $   0.06    $   0.89    $   0.06
                                               ========    ========    ========    ========
  Earnings per Common Share - Diluted
    Income before extraordinary item .......   $   0.31    $   0.16    $   0.93    $   0.19
    Extraordinary item .....................       0.00       (0.10)      (0.05)      (0.13)
                                               --------    --------    --------    --------
    Net income .............................   $   0.31    $   0.06    $   0.88    $   0.06
                                               ========    ========    ========    ========
  Shares of Common Stock - Basic............      8,506       5,396       7,769       5,114
                                               ========    ========    ========    ========
  Shares of Common Stock -  Diluted ........      8,560       5,471       7,848       5,179
                                               ========    ========    ========    ========
  Common Distributions per share ...........   $ 0.4875    $ 0.4875    $ 1.4625    $ 1.4625
                                               ========    ========    ========    ========
  Preferred Distributions per share ........   $ 0.6094    $ 0.6094    $ 1.8281    $ 1.8281
                                               ========    ========    ========    ========


     The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)
                                    --------

                                                               For the nine
                                                               months ended
                                                              September  30,
                                                          ----------------------
                                                            1998          1997
                                                            ----          ----
Operating Activities:
  Income before distributions to Preferred
   Stockholders ......................................    $ 11,172     $  4,539
  Adjustment to reconcile net cash provided
   by operating activities:
    Income allocated to minority interest ............       3,069          838
    Depreciation and amortization ....................      10,687        7,867
    Gain of sale of rental properties ................      (2,018)         (45)
    Loss on early extinguishment of debt .............         358          695
    Amortization of deferred financing costs and
     loan premiums ...................................        (428)       1,071
    Equity in earnings of Management Company .........          79          (16)
    Compensation paid or payable in company stock ....         953        1,678
    Provision for uncollectible accounts .............       1,163          902
    Recognition of deferred rent .....................        (807)        (912)
    Net changes in:
      Tenant receivables .............................        (762)      (2,172)
      Other assets ...................................      (5,434)      (1,138)
      Accounts payable and accrued expenses ..........         107        2,553
                                                          --------     --------
         Net cash provided by operating activities ...      18,139       15,860
                                                          --------     --------

Investing Activities:
  Additions to rental properties .....................      (3,443)      (5,309)
  Acquisition of rental properties ...................     (21,970)     (17,252)
  Proceeds from sale of rental properties ............       4,957        1,172
                                                          --------     --------
         Net cash used in investing activities .......     (20,456)     (21,389)
                                                          --------     --------

Financing Activities:
  Net proceeds from line of credit ...................      30,937       20,500
  Proceeds from mortgage notes .......................         318        1,098
  Proceeds from issuance of common stock .............      25,781       48,929
  Proceeds from exercise of stock options ............          57           --
  Repayment of line of credit ........................     (32,237)     (20,500)
  Repayment on mortgage notes ........................      (2,431)     (34,556)
  Additions to deferred financing costs ..............        (689)        (537)
  Distributions paid to Preferred Stockholders .......      (4,231)      (4,231)
  Distributions paid to Common Stockholders ..........     (11,374)      (7,361)
  Distributions paid to minority interest ............      (4,088)      (2,046)
                                                          --------     --------
         Net cash provided by financing activities ...       2,043        1,296
                                                          --------     --------

  Net decrease in cash and equivalents ...............        (274)      (4,233)
  Cash and equivalents, beginning of period ..........       3,142       11,780
                                                          --------     --------
         Cash and equivalents, end of period .........    $  2,868     $  7,547
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    ---------

1. Business

General

     First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") . The Company owns a portfolio of 52 retail properties containing a total of approximately 5.6 million square feet of gross leasable area located in the Mid-Atlantic region and the Chicago metropolitan area.

     The Company currently owns approximately 77.1% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 34 Properties directly and 18 Properties are owned by lower tier entities in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% interest.

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

     The Operating Partnership also owns 100% of the non-voting preferred stock of First Washington Management, Inc. ("FWM" or "Management Company") and is entitled to 99% of the cash flow from FWM. FWM provides management, leasing and related services for the Properties and to third-party clients, including individual, institutional and corporate property owners.

     In July 1998, the Company completed a public offering of 1,150,000 shares of Common Stock (the "July 1998 Offering"). The shares of stock were priced at $23.75, resulting in net proceeds of approximately $25,781 after deducting the underwriter's discount and offering expenses of approximately $1,532. The proceeds of the offering were used to pay down the Company's Line of Credit.

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    ---------


     The consolidated financial statements include the accounts of the Company and its majority owned entities, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated.

Income per Share

     Basic and diluted income per share is calculated by dividing income after minority interest, less preferred distributions by the weighted average number of common shares outstanding during the periods presented.

Recent Accounting Pronouncements

     On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Company has historically capitalized internal preacqusition costs of operating properties as a component of the acquisition price. The Company capitalized $227 for the period January 1 through March 19, 1998 and $229 for the nine months ended September 30, 1997. The Company will realize an increase in general and administrative expense due to the adoption of this ruling which is effective immediately.

     On May 21, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on Issue No. 98-9, "Accounting for Contingent Rent In Interim Financial Periods" which provides that recognition of rental income in interim periods must be deferred until the specified target that triggers the contingent rental income is achieved. The Company has historically recognized rental income based on a percentage of tenant sales ratably over the course of the year. This consensus become effective May 21, 1998 and requires the Company to defer recognition of this income until the date that the tenant's sales exceed the breakpoint set forth in the lease agreement. The impact of this consensus was to decrease the percentage rentals recognized in the third quarter by $200 and the remainder of the fiscal year ending December 31, 1998 by approximately $40. Additionally, the amount of percentage rentals recognized in each quarter of subsequent fiscal years will differ from historical experience, with a significant concentration of revenue being recognized in the third and fourth quarters.

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

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. The Company has no items of other comprehensive income.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    ---------


3. Acquisition of Rental Properties

     During the first nine months of 1998, the Company acquired five shopping centers for an aggregate acquisition cost of approximately $57,363. All the acquisitions were accounted for using the purchase method of accounting and the operations of each property is included in the Company's Statement of Operations from their respective dates of acquisition. The following is a summary of the acquisitions:


  Date                                                                        Total     Anchor                 Anchor
Acquired  Property Name                Location                   GLA         Cost      Tenant                 (GLA)
--------  -------------                --------                   ---         ----      ------                 -----
1/98    Bowie Plaza                 Bowie, Maryland             104,836     $12,135    Giant Food             21,750
3/98    Watkins Park Plaza          Mitchellville, Maryland     112,143      14,662    Safeway                43,205
4/98    Parkville Shopping Center   Baltimore, Maryland         140,925       8,388    A&P Superfresh         39,571
5/98    Elkridge Corners            Elkridge, Maryland           73,529       8,873    A&P Superfresh         18,750
6/98    Village Shopping Center     Richmond, Virginia          110,885      13,305    Ukrop's Supermarket    39,003
                                                                -------      ------                           ------
                                                                542,318     $57,363                          162,279
                                                                =======     =======                          =======


The acquisitions were financed as follows:


                            Number of
Property                   Partnerships  Market   Assumed Mortgage    Line of Credit
 Name                         Units      Value        Debt(1)              Draw       Cash         Total
 ----                         -----      -----        -------              ----       ----         -----
Bowie Plaza                  130,626     $3,592       $5,374             $3,000      $  169      $12,135
Watkins Park Plaza                --         --           --             10,000       4,662(2)    14,662
Parkville Shopping Center    185,361      4,819        3,182                 --         387        8,388
Elkridge Corners              89,109      2,228        6,645                 --          --        8,873
Village Shopping Center      373,162      9,702           --              3,500         103       13,305
                             -------    -------      -------            -------      ------      -------
                             778,258    $20,341      $15,201            $16,500      $5,321      $57,363
                             =======    =======      =======            =======      ======      =======

-------------

(1)  Includes loan premiums.
(2)  Includes net proceeds from the sale of properties of approximately $4,253.

     The following unaudited pro forma condensed combined results of operations are presented as if the acquisitions of the rental properties, the sale of properties as discussed in footnote 4 and the September 1997 and July 1998 offerings occurred on January 1, 1997. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    ---------



                                                  For the nine months ended
                                                         September 30,
                                                  -------------------------
                                                      1998        1997
                                                      ----        ----

Total Revenues ...............................       $54,390   $  53,088
                                                     =======   =========
Pro forma net income .........................       $ 6,992   $   6,563
                                                     =======   =========
Pro forma earnings per Common Share - Basic ..       $  0.81   $    0.79
                                                     =======   =========
Pro forma earnings per Common Share - Diluted        $  0.80   $    0.79
                                                     =======   =========



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

     In September 1998, the Company sold one of the Georgetown retail shops consisting of 3,700 square feet for $800. The gain on sale is approximately $335, and net proceeds was approximately $757. The proceeds of this sale is currently held in escrow and is expected to be used in a like-kind exchange as defined in Internal Revenue Code Section 1031.

5. Line of Credit

     In January 1998, the Company closed on a $35,500 collateralized revolving Line of Credit with Union Bank of Switzerland. This line is collateralized by six properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line which matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank. Loans under this line will bear interest at LIBOR plus one percent (1%). The line was subsequently increased to $45,000 on March 20, 1998 and Watkins Park Plaza was pledged as additional collateral. As of September 30, 1997, $2,000 is outstanding on the Line of Credit which is included in mortgage notes payable.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    ---------

6. Summary of Noncash Investing and Financing Activities

     Significant noncash transactions for the nine months ended September 30, 1998 and 1997 were as follows:


                                                              1998        1997
                                                              ----        ----

Liabilities assumed in acquisition of
 rental properties .....................................     $15,201     $60,057
Common units in the Operating Partnership
 issued in connection with the acquisition
 of rental properties ..................................     $20,341     $25,013
Preferred units in the Operating Partnership
 issued in connection with the acquisition
 of rental properties ..................................          --     $   277
Increase in minority interest's ownership
 of the Operating Partnership ..........................     $15,266     $14,847
Accrued compensation paid through the issuance
 of Common Stock .......................................     $   898     $ 3,233


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

8. Subsequent Events

     In October 1998, the Company acquired Town Center at Sterling located in Sterling, Virginia. The total acquisition cost of $22,195 was financed through the issuance of 325,452 common units to the seller of the property with a value of approximately $7,485, assumed mortgage indebtness of $9,357 and cash of $5,353. The mortgage loan carries an all-in effective rate of 7.0% and matures in July 2003. The Center contains 179,002 square feet of GLA and is anchored by Giant Food.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    ---------

     In October 1998, the Company acquired Willston Centers I & II, two contiguous neighborhood shopping centers located in Falls Church, Virginia. The total acquisition cost of $23,804 was financed through the issuance of 551,084 common units to the seller of the property with a value of approximately $12,675, assumed mortgage indebtness of $10,668, and cash of $461. The mortgage loan carries an all-in effective rate of 7.0% and matures in October 2002. Willston Center I contains 86,468 square feet of GLA and is anchored by CVS Pharmacy. Willston Center II contains 127,434 square feet of GLA and anchored by Safeway.

     On October 10, 1998, the Board of Directors declared a distribution of $0.4875 and $0.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of November 1, 1998, payable on November 15, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q. Dollars are in thousands except per share data.

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997

     For the three months ended September 30, 1998, the net income allocated to common stockholders increased by $2,302 from a net income of $323 to a net income of $2,625, when compared to the three months ended September 30, 1997, due to an increase in revenues which were primarily due to the purchase of the six Chicago properties in September 1997, Mitchellville Plaza in October 1997, Spring Valley Center in December 1997 (the "1997 Acquisitions"), Bowie Plaza in January 1998, Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners Shopping Center in May 1998, and Village Shopping Center in June 1998 (the "1998 Acquisitions"), and a gain recognized an the sale of a property, offset by an increase in expenses primarily due to the 1997 and 1998 Acquisitions, and an increase in the amount of income allocated to minority interests.

     Total revenues increased by $4,447 or 31.5%, from $14,116 to $18,563, due primarily to an increase in minimum rents of $3,723 and tenant reimbursements of $861. The increases were primarily due to the 1997 and 1998 Acquisitions.

     Property operating and maintenance expense increased by $802, or 23.2%, from $3,452 to $4,254, due primarily to the 1997 Acquisitions and the 1998 Acquisitions. General and administrative expenses increased by $246 or 40.3%, from $611 to $857 due primarily to an increase in the amount of accrued officers' compensation of $150 and internal preacquisition costs of $129. Prior to March 19, 1998, internal preacquisition costs were capitalized and included in the cost of acquiring rental properties.

     Interest expense increased by $64, or 1.3%, from $4,747 to $4,811, due primarily to the increased mortgage indebtedness associated with the 1997 Acquisitions and the 1998 Acquisitions offset by a reduction of mortgage debt through proceeds from the September 1997 and July 1998 Offering and a decrease in the weighted average interest rate. The average debt outstanding increased from $218.0 million for 1997 to $255.8 million for 1998 and the weighted average interest rate decreased from 8.7% to 7.5%.

     Depreciation and amortization expenses increased by $1,016, or 36.9%, from $2,750 to $3,766, primarily due to the 1997 Acquisitions and the 1998 Acquisitions.

     A gain on sale of properties of $335 was realized and there was no extraordinary loss. For the same period in 1997, there was no gain on sale of properties and there was a $561 extraordinary loss due to the early extinguishment of debt.

     Income allocated to minority interests increased by $777 from $339 to $1,116 due to an increase in net income and an increase in the minority interests' ownership of the Operating Partnership from 16.9% to 22.9%.

Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997

     For the nine months ended September 30, 1998, the net income allocated to common stockholders increased by $6,633 from a net income of $308 to a net income of $6,941, when compared to the nine months ended September 30, 1997, due to an increase in revenues which were primarily due to the purchase of the six Chicago properties in September 1997, Mitchellville Plaza in October 1997, Spring Valley Center in December 1997 (the "1997 Acquisitions"), Bowie Plaza in January 1998, Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners Shopping Center in May 1998, and Village Shopping Center in June 1998 (the "1998 Acquisitions"), a gain recognized on the sale of properties offset by an increase in expenses primarily due to the 1997 and 1998 Acquisitions, and an increase in the amount of income allocated to minority interests.

     Total revenues increased by $13,952 or 35.4%, from $39,363 to $53,315, due primarily to an increase in minimum rents of $10,798 and tenant reimbursements of $3,117. The increases were primarily due to the 1997 and 1998 Acquisitions.

     Property operating and maintenance expense increased by $3,419, or 36.3%, from $9,419 to $12,838, due primarily to the 1997 and 1998 Acquisitions. General and administrative expenses decreased by $42 or 1.5%, from $2,751 to $2,709 due primarily to an decrease in the amount of compensation paid or payable to officers in Company stock of $722 offset by an increase in internal preacquisition costs of $305, accrued cash bonuses to officers of $175 and other cash expenses of $200. Prior to March 19, 1998, internal preacquisition costs were capitalized and included in the cost of acquiring rental properties.

     Interest expense increased by $1,107, or 8.1%, from $13,675 to $14,782, due primarily to the increased mortgage indebtedness associated with the 1997 and 1998 Acquisitions offset by a reduction in mortgage debt from the proceeds of the September 1997 and July 1998 offering and a reduction in the weighted average interest rate. The average debt outstanding increased from $212.8 million for 1997 to $253.5 million for 1998, and the weighted average interest rate decreased from 8.6% to 7.8%.

     Depreciation and amortization expenses increased by $2,820, or 35.8%, from $7,867 to $10,687, primarily due to the 1997 and 1998 Acquisitions.

     During 1998, a gain on sale of properties of $2,018 was realized and there was a $358 extraordinary loss due to the early extinguishment of debt. For the same period in 1997, a gain on sale of properties of $45 was realized and there was a $695 extraordinary loss due to the early extinguishment of debt.

     In 1998, the Company sold its two multi-family properties (Branchwood and Park Place) and two of the Georgetown retail shops retiring $4,236 of mortgage debt associated with these properties. In 1997, the Company sold Thieves Market in which $734 of mortgage debt associated with the property was retired.

     Income allocated to minority interests increased by $2,231 from $838 to $3,069 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership from 16.9% to 22.9%.

Liquidity and Capital Resources

Indebtedness

     As of September 30, 1998, the Company had total indebtedness of approximately $243.3 million (including $25.0 million of debentures and approximately $218.3 million of mortgage indebtedness). The mortgage indebtedness consists of approximately $211.4 million in indebtedness collateralized by 35 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond
Obligations") of approximately $6.9 million collateralized by one of the properties. Of the Company's indebtedness, $15.5 million (6.4%) is variable rate indebtedness, and $227.8 million (93.6%) is at a fixed rate. The effective interest rates of the indebtedness range from 5.6% to 9.8%, with a weighted average interest rate of 7.8%, and will mature between 1999 and 2014. A large portion of the Company's indebtedness will become due by 2000, requiring balloon payments of $88.9 million in 1999, and $24.4 million in 2000. From 1999 through 2014, the Company will have to refinance an aggregate of approximately $204.5 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

     The Company currently has two collateralized revolving lines of credit (the "Lines of Credit") totaling approximately $51 million. In January 1998, the Company closed on $35,500 collateralized revolving Line of Credit with Union Bank of Switzerland. This line is collateralized by six properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line which matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank. Loans under this line will bear interest at LIBOR plus one percent (1%). The line was subsequently increased to $45,000 on March 20, 1998 and Watkins Park Plaza was pledged as additional collateral. The Company has a collateralized revolving line of credit of up to $5.8 million from First Union Bank. Loans under the line of credit bear interest at LIBOR plus two percent (2%) per annum, and mature on December 15, 1998. Loans under the line of credit are collateralized by a first mortgage lien on Brafferton Shopping Center. As of September 30, 1998, there was $2,000 outstanding under the Lines of Credit which is reflected as mortgage notes payable and included in the discussion of mortgage indebtedness above.

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

New Accounting Standards

     On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Company has historically capitalized internal preacqusition costs of operating properties as a component of the acquisition price. The Company has historically capitalized internal preacqusition costs of operating properties as a component of the acquisition price. The Company capitalized $227 for the period January 1 through March 19, 1998 and $229 for the nine months ended September 30, 1997. The Company will realize an increase in general and administrative expense due to the adoption of this ruling which is effective immediately.

     On May 21, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on Issue No. 98-9, "Accounting for Contingent Rent In Interim Financial Periods" which provides that recognition of rental income in interim periods must be deferred until the specified target that triggers the contingent rental income is achieved. The Company has historically recognized rental income based on a percentage of tenant sales ratably over the course of the year. This consensus become effective May 21, 1998 and requires the Company to defer recognition of this income until the date that the tenant's sales exceed the breakpoint set forth in the lease agreement. The impact of this consensus was to decrease the percentage rentals recognized in the third quarter by $200 and the remainder of the fiscal year ending December 31, 1998 by approximately $40. Additionally, the amount of percentage rentals recognized in each quarter of subsequent fiscal years will differ from historical experience, with a significant concentration of revenue being recognized in the fourth quarter.

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

Year 2000

     Many of the world's computer systems currently record years in a two digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to disruptions in our operations. This problem is commonly referred to as the Year 2000 issue.

     The following systems are vulnerable to the Year 2000 issue:

     Accounting/General Ledger/Property Management Software. The Company currently believes that our software package is Year 2000 compliant in all material aspects. Additional testing and compliance is ongoing. Nonetheless, the Company is currently reviewing other vendor products which better serve the Company's current needs. These products also claim to be fully Year 2000 compliant. The Company has budgeted $500 for replacement software and hardware, including installation and implementation costs. Currently, the Company expects implementation commencement in early 1999 with completion by June 1999.

     Hardware  Components,  Servers  and  Workstations.   These  components  are
currently being upgraded to be fully Year 2000 compliant. We expect such upgrades to be completed by early 1999.

     Key Vendors. We have identified key vendors and customers we believe could have a material impact on operations if those vendors are not Year 2000 compliant. We are developing a short questionnaire to send to our majorvendors regarding their Year 2000 compliance. However, the Company currently believes that there will be no mutual adverse impact on the Company's operations.

     Although we are taking the foregoing steps to establish Year 2000 compliance, we cannot guarantee that all of our systems will be Year 2000 compliant or that other companies on which we rely will be timely converted. As a result, our operations could be adversely affected.



                                     Part II

OTHER INFORMATION

Item 2. Recent Sales of Unregistered Equity Securities

     (a) Securities Sold

          The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company since December 31, 1997:

          Date of Sale                    Title                    Amount
          ------------                    -----                    ------
            01/01/98                   Common Units               130,626
            04/30/98                   Common Units               185,361
            05/28/98                   Common Units                89,109
            06/01/98                   Common Units               373,162

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

          3.1  Amended and Restated Bylaws

          27   Financial Data Schedule


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

          An interim report on Form 8-K was filed on October 23, 1998, regarding the adopted Stockholder Rights Amendment.

          An interim report of Form 8-K was filed on October 27, 1998, including certain exhibits thereto.

          An interim report of Form 8-K was filed on October 30, 1998, regarding Risk Factors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST WASHINGTON REALTY TRUST, INC.


Date:  November 11, 1998                         /s/ William J. Wolfe
                                                --------------------------------
                                        By:      William J. Wolfe
                                                 President and
                                                 Chief Executive Officer


Date:  November 11, 1998                         /s/ James G. Blumenthal
                                                 -------------------------------
                                        By:      James G. Blumenthal
                                                 Executive Vice President and
                                                 Chief Financial Officer