Form 10-K
period 1998-12-31
FIRST WASHINGTON REALTY TRUST INC
filed 1999-03-30
CIK 926861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1998

____ TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _____ to _____


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

Class B Junior Participating Preferred Stock Purchase Rights

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $179 million based on the closing price of such shares on the New York Stock Exchange as of March 24, 1999.

The number of shares of the Registrant's Common Stock outstanding was 8,578,218 on March 25, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 7, 1999, to be filed pursuant to Regulation 14A.

This report including Exhibits, contains 131 pages.

                       FIRST WASHINGTON REALTY TRUST, INC.
                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS





Item
No.                                                                         Page

                                     PART I

1.    Business.................................................................1
2.    Properties...............................................................7
3.    Legal Proceedings.......................................................12
4.    Submission of Matters to a Vote of Security Holders.....................12

                                     PART II

5.    Market for the Registrant's Common Equity
        and Related Shareholder Matters.......................................13
6.    Summary of Selected Financial Data......................................14
7.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................16
7a.   Qualitative and Quantitative Disclosures About Market Risk..............23
8.    Consolidated Financial Statements and Supplementary Data................23
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........................................24

                                    PART III

10.   Directors and Executive Officers of the Company.........................25
11.   Executive Compensation..................................................25
12.   Security Ownership of Certain Beneficial Owners and Management..........25
13.   Certain Relationships and Related Transactions..........................25

                                     PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........25

                                     PART I

Item 1. Business (dollars in thousands)

General

         First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers. The Company currently owns a portfolio of 56 retail properties (the "Retail Properties") containing a total of approximately 6.0 million square feet of gross leasable area ("GLA") located in the Mid-Atlantic region and the Chicago, Illinois metropolitan area. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

         The Retail Properties are strategically located neighborhood shopping centers principally anchored by well known tenants such as Giant Food, Safeway, Shoppers Food Warehouse, Food Lion, A&P Superfresh, Winn Dixie, Weis Markets, Acme Market, Dominick's Supermarket, CVS/Pharmacy, Eckerd Drug and Rite Aid. Neighborhood shopping centers are typically open-air centers ranging in size from 50,000 to 150,000 square feet of GLA and anchored by supermarkets and/or drug stores. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 108,000 square feet of GLA. The anchor tenants typically offer daily necessity items rather than specialty goods. Nine of the Retail Properties are relatively small in size, with less than 50,000 square feet of GLA. Such properties do not have a large supermarket or drug store anchor tenant, and as such may be subject to greater variability in consumer traffic and operating performance.

Organization

         The Company was formed in April 1994 to continue and expand the neighborhood shopping center acquisition, management and renovation strategies of First Washington Management, Inc. ("FWM"), which has been engaged in the business since 1983. FWM was founded by Stuart D. Halpert, the Company's
Chairman and William J. Wolfe, the Company's President and Chief Executive Officer (the "Principals").

         The Company's assets are held by, and all its operations conducted through, First Washington Realty Limited Partnership (the "Operating Partnership") and FWM. The Company is the sole general partner of the Operating Partnership. The limited partners are individuals, partnerships and others who have contributed their properties in exchange for partnership interests ("Units"). The limited partners may exchange their Units for cash or, at the option of the Company, for stock of the Company on a 1 for 1 basis. As of December 31, 1998 and 1997, the Company owned approximately 73% and 79% of the Operating Partnership, respectively. This arrangement is commonly referred to as an Umbrella Partnership or "UPREIT" structure. The Operating Partnership owns 100% of the non-voting preferred stock of FWM which entitles it to 99% of the cash flow. Messrs. Halpert and Wolfe own 100% of the voting common stock of FWM which entitles them to 1% of the cash flow. In addition, the Operating Partnership holds an FWM promissory note in the amount of $4,000 with interest payable quarterly in the amount of $120. FWM provides management, leasing and related services to the Operating Partnership and also provides such services to 13 third-party clients consisting of 21 properties and 2.0 million square feet of GLA. As of December 31, 1998, the Company and the Operating Partnership, including subsidiary entities, collectively owned 100% of the properties. Due to the Company's ability, as the general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated for financial reporting purposes. Allocation of net income and equity to the limited partners of the Operating Partnership is based on their respective partnership interests and is reflected in the accompanying Consolidated Financial Statements as minority interests. Losses allocable to the limited partners in excess of their basis are allocated to the Common Stockholders as the limited partners have no requirement to fund losses.

         The Company is incorporated in the State of Maryland with its headquarters located at 4350 East-West Highway, Suite 400, Bethesda, Maryland. The telephone number is (301) 907-7800. FWM has regional property management offices located in Illinois, Pennsylvania and Virginia. FWM has approximately 70 employees.

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

         The Company believes that, as a fully integrated real estate organization with both owned and third-party managed properties, it enjoys significant operating efficiencies relative to many of its competitors that operate smaller, fragmented portfolios. These operating efficiencies are the result of economies of scale in operating expenses, more effective leasing and marketing efforts, and enhanced tenant retention levels. The Company also benefits from effectively spreading certain fixed property management and leasing costs over its entire owned and third-party managed portfolio. Management believes that the scope of the Company's portfolio, combined with managements' professional and community ties to the Mid-Atlantic region and the Chicago metropolitan area, enables the Company to develop long-term relationships with national and regional tenants which occupy multiple properties in its portfolio, which improves occupancy rates and tenant retention levels.

         Strategic Renovation and Expansion. The Company seeks to increase operating results through the strategic renovation and expansion of certain of the Retail Properties. The Retail Properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants. In determining whether to proceed with a renovation or expansion, the Company considers both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation. The Company believes that many of the Retail Properties provide opportunities for renovation and expansion.

         The following table sets forth information with respect to the Company's recent and ongoing renovations and expansions:

                                                                      Additional
Name              Description                               Cost     Square Feet
------------      -----------------------------------       ----     -----------

1998 Completed Projects:

Mallard Creek     Facade & common area renovation          $290                -
City Avenue       Facade & common area renovation           721                -
City Avenue       Expansion - Sears Paint and Hardware      520 (1)        4,327
Laburnum Park     Expansion - Ukrop's Supermarket             - (2)       10,000
Four Mile Fork    Facade & common area renovation           124                -
McHenry Commons   Common area renovation                    130                -
Riverside         Common area renovation                    169                -
Spring Valley     Facade & common area renovation           190                -
Stefko Blvd.      Common area renovation                    342                -
Stonebrook        Common area renovation                    204                -
The Oaks          Common area renovation                    405                -
Valley Centre     Development of Pad Site - T.G.I. Friday's 323            6,830
                                                           -----    ------------

                                                         $3,418           21,157
                                                         =======    ============


                                                            Estimated Completion
Name              Description                                               Date
------------      -----------------------------------       --------------------

1999 Projects:

Bowie Plaza       Common area renovation                     Second Quarter 1999
Newtown Square    Expansion - Acme                            First Quarter 1999
Newtown Square    Facade & common area renovation             First Quarter 1999
Parkville         Facade & common area renovation             Third Quarter 1999
Parkville         Expansion - Superfresh                     Fourth Quarter 1999
Willston I & II   Facade & common area renovation             Third Quarter 1999
The Village       Facade renovation                          Second Quarter 1999


Estimated               Additional
Cost                    Square Feet
--------------          --------------

$  520                             -
     - (2)                    10,000
   650                             -
   475                             -
 1,800                        22,500
 1,500                             -
   150                             -
--------------           -------------

$5,095                        32,500
==============           =============


(1) $370 of this amount represents an earn out payment, paid in Operating Partnership Units to the seller of the property.

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

         Through its third-party management, leasing and related service business and network of regional management and leasing offices, the Company is familiar with local conditions in its given markets. Because the Company's third-party clients frequently seek assistance with the revitalization and disposition of the properties, the Company believes it is in a unique position to ultimately acquire such properties. For example, FWM provided property management and leasing services for nine properties acquired from third-party clients. The Company believes opportunities for neighborhood shopping center acquisitions are particularly attractive at this time because of the fragmentation in ownership of such properties and the decline in the construction of new retail properties.

         When evaluating potential acquisitions, the Company will consider such factors as: (i) economic, demographic, and regulatory conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion, or retenanting of the property;
(viii) the property's current expense structure and the potential to increase operating margins; and, (ix) competition from comparable retail properties in the market area. The Company successfully completed the acquisition of 43 properties since its organization in April 1994.

Recent Developments

         In January 1999, the Company acquired Kamp Washington Shopping Center located in Fairfax, Virginia. The total acquisition cost of $15,300 was financed through assumed mortgage indebtedness of $3,100, a draw on the

Company's Line of Credit of $9,800 and cash of $2,400, which included $1,800 of proceeds from the sale of properties in 1998 which were treated as a Section 1031 exchange for tax purposes. The mortgage loan carries an all-in effective interest rate of 7.0% and matures in October 2002. The Center contains 71,825 square feet of GLA and is anchored by Borders Books.

Financing Strategies

         The Company intends to finance its acquisition and development activities with the most appropriate sources of capital available at the time, which may include undistributed funds from operations, the net proceeds from issuance of equity securities (including Operating Partnership Units), bank and other institutional borrowings, sale of properties, and the issuance of debt securities.

         Future borrowings may be either on a secured or unsecured basis. The Company's ratio of debt to total market capitalization as of December 31, 1998 was approximately 41.8% and 37.6% assuming conversion of the Exchangeable Debentures to equity. The Company is subject to a number of risks associated with borrowing, including the uncertainty associated with the ability of the Company to refinance mortgage indebtedness of approximately $113.3 million (including the Exchangeable Debentures) maturing in 1999 and 2000, that the indebtedness might be refinanced on less favorable terms, that there is a lack of limitations on the amount of indebtedness that the Company may incur, that interest rates might increase on variable rate or refinanced indebtedness and that the Company's level of leverage may limit its ability to grow through additional debt financing.

Marketing and Promotion

         The Company engages in various marketing and promotional activities designed to increase consumer traffic, retail sales and percentage rents at its Properties.

Environmental Regulations

         The Company, as an owner of real estate, is subject to various environmental laws of Federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on its financial condition and management does not believe it will have such an effect in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties. All of the Properties have been subjected to Phase I environmental audits. A summary of environmental issues is set forth below:

         Contamination caused by dry cleaning solvents has been detected in groundwater below the Penn Station Shopping Center. The source of the contamination has not been determined. Potential sources include a dry cleaner tenant at the Penn Station Shopping Center and a dry cleaner located in an adjacent property. Sampling conducted at the site indicates that the contamination is limited and is unlikely to have any effect on human health. The Company has made a request for closure to the State of Maryland. Management believes that there is minimal exposure at this time, and therefore has not recorded an environmental clean-up liability.

         Petroleum has been detected in the soil of a parcel adjacent to the Fox Mill Shopping Center on property occupied by Exxon Corporation ("Exxon") for use as a gas station (the "Exxon Station"). Exxon has taken steps to remediate the petroleum in and around the Exxon Station, which is located down gradient from the Fox Mill Shopping Center. Exxon has agreed to take full responsibility for the remediation of such petroleum. Currently, the company is not aware of any contamination of the Company's property and none is expected to occur. In addition, a dry cleaning solvent has been detected in the groundwater below the Fox Mill Shopping Center. A groundwater pump and treatment system, approved by the Virginia Water Control Board, was installed in July 1992, and was operating until recently when the Control Board ordered quarterly sampling to determine if further remediation is necessary. The total cost of running the pumps and monitoring the contamination is estimated to be approximately $75,000 and will be expended over the course of the next three to four years. The previous owner of the Fox Mill Shopping Center has agreed to pay for the costs of running the pumps and monitoring the contamination and has agreed to fully remediate the groundwater contamination to the extent required by the applicable regulatory authority. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         A dry cleaning solvent has been detected in the soil and groundwater below the Four Mile Fork Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any effect on human health. In addition, the previous owner of the Four Mile Fork Shopping Center has provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority, and the Commonwealth of Virginia Department of Environmental Quality has issued a Certificate of Satisfactory Completion of Remediation. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         A dry cleaning solvent has been detected in the soil below the Bowie Plaza Shopping Center. Testing done at the site indicates that the contamination is limited and is unlikely to have any effect on human health. In addition, the previous owner of the property has provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority. Also, petroleum has been detected in the soil and groundwater beneath the property arising from a release from an adjoining Shell service station not owned by the Company. Shell is liable for the clean up and is currently performing clean up activities. Also, the contamination is unlikely to have an affect on human health. In light of the above, management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability for either of these items.

         Petroleum has been detected in the soil and groundwater beneath the Newtown Square Shopping Center arising from a release from an adjoining Mobil service station not owned by the Company. Mobil is liable for the clean up and is currently performing clean up activities. Also, the contamination is unlikely to have an affect on human health. In light of the above, management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability for either of these items.

         Dry cleaning solvent and hydraulic fuel has been detected in the soil below the Riverside Square. Testing done at the site indicates that the contamination is limited and is unlikely to have any effect on human health, and the environmental consultant recommended that no further investigation or remediation was warranted at that time. In light of the above, management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         Petroleum has been detected in the soil and groundwater beneath an Exxon service station not owned by the Company which is adjacent to the Spring Valley Shopping Center. Exxon is liable for the clean up and is currently performing clean up activities. Also, the contamination is unlikely to have an affect on human health. In light of the above, management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         Petroleum has been detected in the soil below the Parkville Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any effect on human health. In addition, the previous owner of the Parkville Shopping Center provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority, and the Maryland Department of the Environment has issued a "no further action" letter. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         Petroleum and a dry cleaning solvent have been detected in the soil below The Village Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any effect on human health. In addition, the previous owner of The Village Shopping Center provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority, and the Commonwealth of Virginia Department of Environmental Quality has issued a "no further action" letter. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         A dry cleaning solvent has been detected in the soil below the Kamp Washington Shopping Center. Testing conducted at the site indicates that the contamination is largely confined to the site and poses minimal risk to public health or the environment. In addition, the previous owner of the Kamp Washington Shopping Center has agreed to be responsible for a portion of the costs and expenses to obtain closure from the responsible regulatory authority. However, based on the available information at this time, management is unable to make a judgement as to the outcome and, therefore, has not recorded an environmental clean-up liability at this time.

Insurance

         The Company's tenants are generally responsible for providing adequate insurance on the Retail Properties they lease. The Company believes the Retail Properties are covered by adequate fire, flood and property insurance provided by reputable companies. However, some of the Retail Properties are not covered by disaster insurance with respect to certain hazards (such as earthquakes) for which coverage is not available or available only at rates which, in the opinion of the Company, are prohibitive.


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

Item 2  Properties

      The following table sets forth certain information relating to the Properties as of December 31, 1998.

                       FIRST WASHINGTON REALTY TRUST, INC.
                             PROPERTY SUMMARY TABLE


                                                            Year            Year
Property                            Location             Constructed    Acquired
---------                          ----------            -----------    --------

Maryland
Bowie Plaza                         Bowie, MD                 1966          1998
Bryans Road Shopping Center         Bryans Road, MD           1972          1990
Capital Corner Shopping Center      Landover, MD              1987          1986
Clinton Square Shopping Center      Clinton, MD               1979          1984
Clopper's Mill Shopping Center      Germantown, MD            1995          1996
Elkridge Corners Shopping Center    Elkridge, MD              1990          1998
Festival At Woodholme               Baltimore, MD             1986          1995
Firstfield Shopping Center          Gaithersburg, MD          1978          1995
Mitchellville Plaza Shopping Center Mitchellville, MD         1991          1997
Northway Shopping Center            Millersville, MD          1987          1996
P.G. County Commercial Park         Beltsville, MD            1988          1985
Parkville Shopping Center           Baltimore, MD             1961          1998
Penn Station Shopping Center (1)    District Heights, MD      1989          1986
Rosecroft Shopping Center           Temple Hills, MD          1963          1985
Southside Marketplace               Baltimore, MD             1990          1996
Takoma Park Shopping Center         Takoma Park, MD           1960          1996
Valley Centre                       Owings Mills, MD          1987          1994
Watkins Park Plaza                  Mitchellville, MD         1985          1998
Virginia
Ashburn Farm Village Center         Ashburn, VA               1996          1997
Brafferton Center                   Garrisonville, VA         1974          1994
Centre Ridge Marketplace            Centreville, VA           1996          1996




Land
Area      Leasable                 Significant Tenants
(acres)   Area (Sf)        %       (Lease Expiration Date)          Encumbrances
-------   ---------      -----     ------------------------         ------------
10.8       104,836      95.1%      Giant (2002), CVS (2003)           $ 5,047
11.8       118,676       89.2      Safeway (2014), CVS/Pharmacy (2001) 38,500(4)
 4.1        42,625       96.5                                             -
 2.0        18,961       62.4                                             -
14.2       137,035      100.0      Shoppers Food Warehouse (2015),
                                     CVS/Pharmacy (2006)               13,888
 8.4        73,529      100.0      A & P Superfresh (2015),
                                     Rite Aid (2005)                    6,546
 7.1        81,027      100.0      Sutton Place Gourmet (2006)         11,364
 2.4        22,327      100.0                                           2,445
14.5       155,674       96.0      Food Lion (2016)                    15,026
 9.6        98,016       93.1      Metro Foods (2007), Rite Aid (1997)  7,928
 9.7       146,422       92.2                                             -
12.7       140,925       98.5      A & P Superfresh (2003),
                                     Rite Aid (2001)                    3,465
22.5       334,970       95.8      Safeway (N/A), Service
                                     Merchandise (2006)                25,000(5)
 8.3       119,010       81.5      Food Lion (2015)                       -
 9.1       126,646       84.7      Metro Foods (2016), Rite Aid (2001)  7,927
 9.8       108,168       91.3      Shoppers Food Warehouse (2011)         -  (6)
33.0       251,928       97.5      Weis Markets (2007), TJ Maxx (2007),
                                     Sony Theatres (2005)                 -  (4)
12.8       112,143       97.9      Safeway (2007), CVS (2001)             -  (6)
10.2        88,917      100.0      A&P Superfresh (2016)                6,637
 9.4        94,731       97.9      Giant Food (2009)                      -  (6)
10.9       104,154       98.8      A&P Superfresh (2016),
                                     Sears Paint & Hardware (2007)        -  (6)

Item 2  Properties

                      FIRST WASHINGTON REALTY TRUST, INC.
                             PROPERTY SUMMARY TABLE
                                   (Continued)


                                                            Year            Year
Property                            Location             Constructed    Acquired
---------                          ----------            -----------    --------

Chesapeake Bagel Building          Alexandria, VA        Late 1800's        1983
Davis Ford Crossing                Manassas, VA             1988            1994
Four Mile Fork Shopping Center     Fredericksburg, VA       1975            1997
Fox Mill Shopping Center           Reston, VA               1977            1994
Glen Lea Shopping Center           Richmond, VA             1969            1995
Hanover Village Shopping Center    Mechanicsville, VA       1971            1995
Kings Park                         Burke, VA                1966            1996
Laburnum Park (2)                  Richmond, VA             1988            1995
Laburnum Square                    Richmond, VA             1975            1995
Potomac Plaza                      Woodbridge, VA           1963            1985
Town Center at Sterling            Sterling, VA           1973-1978         1998
The Village Shopping Center        Richmond, VA             1948            1998
Willston Centre I                  Falls Church, VA         1952            1998
Willston Centre II                 Falls Church, VA         1986            1998
North Carolina
Shoppes Of Kildaire                Cary, NC                 1986            1986
Pennsylvania
Allen Street Shopping Center       Allentown, PA            1958            1996
City Avenue Shopping Center        Philadelphia, PA       1950's-60's       1997
Colonial Square Shopping Center    York, PA                 1955            1990


Land
Area      Leasable                 Significant Tenants
(acres)   Area (Sf)        %       (Lease Expiration Date)          Encumbrances
-------   ---------      -----     ------------------------         ------------

 0.1        11,288      100.0                                             735
20.8       149,917       91.1      Weis Markets (2010),
                                     CVS/Pharmacy (2000)                   - (4)
10.3       101,360       83.6      Safeway (2000), CVS/Pharmacy (2001)     - (6)
14.0       103,269       98.1      Giant Food (2018)                       - (5)
 9.2        77,603      100.0      Winn Dixie (2005),
                                     Eckerd Drug (2000)                12,968(7)
 9.5        96,146       98.3      Rack `N Sack (2008), Rite Aid (2003)    - (7)
 8.6        78,712       97.4      Giant (2013), CVS/Pharmacy (2003)    4,625
 9.3       113,992      100.0      Ukrop's Supermarket (N/A),
                                     Rite Aid (2007)                       - (7)
11.4       109,405       95.4      Hannaford Brothers Supermarket (2013),
                                     CVS/Pharmacy (1999)                   - (7)
 5.4        85,400       93.3                                           3,656
14.3       179,002       83.5      Giant Food (2003)                    9,274
11.7       110,885       99.0      Ukrop's Super Market (2019),
                                     CVS (2003)                            -
 5.9        86,468       79.9      CVS (2003)                              -
10.6       127,434      100.0      Safeway (2015)                      10,576
14.0       148,204       99.3      Winn Dixie (2006)                    7,574
 4.1        46,503       98.1      Laneco (2003), Eckerd Drug (2004)    5,817(8)
12.2       161,454       96.6      Acme Market (1999), Eckerd
                                     Drug (2004), T.J. Maxx (2001)      9,752
 2.9        29,208       89.6      Minnichs Pharmacy (2003)                -

                                        8

Item 2  Properties

                      FIRST WASHINGTON REALTY TRUST, INC.
                             PROPERTY SUMMARY TABLE
                                   (Continued)


                                                            Year            Year
Property                            Location             Constructed    Acquired
---------                          ----------            -----------    --------
Kenhorst Plaza Shopping Center     Reading, PA              1990            1995
Mayfair Shopping Center            Philadelphia, PA         1988            1994
Newtown Square                     Newtown Square, PA    1960's-70's        1996
Stefko Boulevard                   Bethlehem, PA         1958-60-75         1996
Illinois
Mallard Creek                      Round Lake Beach, IL     1987            1997
McHenry Commons                    McHenry, IL              1988            1997
The Oaks                           Des Plaines, IL          1983            1997
Pheasant Hill Plaza                Bolingbrook, IL          1983            1997
Riverside Square / River's Edge    Chicago, IL              1986            1997
Stonebrook Plaza                   Merrionette Park, IL     1984            1997
Delaware
First State Plaza                  New Castle County, DE    1988            1994
Shoppes of Graylyn                 Wilmington, DE           1971            1997
South Carolina
James Island Shopping Center       Charleston, SC           1967            1990
Washington, D.C.
The Georgetown Shops (3)           Washington, DC        Late 1800's     1981-89
Connecticut Avenue Shops           Washington, DC           1954            1986
Spring Valley Shopping Center      Washington, DC           1930            1997

Land
Area      Leasable                 Significant Tenants
(acres)   Area (Sf)        %       (Lease Expiration Date)          Encumbrances
-------   ---------      -----     ------------------------         ------------

19.2       161,424       97.5      Redners (2009), Rite Aid (2000),
                                     Sears Paint & Hardware (2007)        -  (6)
 5.7       115,027       99.0      Shop 'N Bag Supermarket (2013),
                                     Eckerd Drug (2006)                 6,870
14.4       137,566       99.1      Acme Market (2014),
                                     Eckerd Drug (1999)                   -  (6)
10.3       135,864       94.2      Laneco (2003)                          -  (8)
14.9       143,759       94.6      Dominick's Finer Foods (2008)       11,443
11.5       100,526       96.6      Dominick's Finer Foods (2008)        6,355
16.7       138,274       95.5      Dominick's Finer Foods (2017)        9,706
14.4       111,190      100.0      Dominick's Finer Foods (2005)        7,834
17.7       169,435       94.6      Dominick's Finer Foods (2017)        2,384
 8.1        95,825      100.0      Dominick's Finer Foods (2005)        6,002
21.0       164,569       99.2      Shop Rite Supermarket (2009),
                                     Cinemark USA (2011)                  -  (4)
 5.0        65,746       97.7      Rite Aid (2016)                        -  (6)
 6.5        88,557      100.0      Piggly Wiggly (2010), Kerr Drug (2002) -  (4)
 0.3         9,052      100.0                                             -
 0.1         3,000      100.0                                             -
 0.9        16,834      100.0      CVS (2004)                             -

Total/Average

574.3    5,953,618      95.3%                                          $ 259,344


                                                            Year            Year
Property                            Location             Constructed    Acquired
---------                          ----------            -----------    --------
Kamp Washington                    Fairfax, VA              1960            1999
===============                    ============          ===========    ========


Land
Area      Leasable                 Significant Tenants
(acres)   Area (Sf)        %       (Lease Expiration Date)          Encumbrances
-------   ---------      -----     ------------------------         ------------
 5.9      71,825         100.0                                           $ 3,100
=======   =========      =====     ========================         ============


(1) Includes Safeway (50,000 sq.ft) and Bowling Alley (40,000 sq.ft) pad sites owned by others.

(2)  Includes Ukrop's Supermarket (49,000 sq ft) pad site owned by Ukrop's.

(3) Represents two (2) historic retail shops located in the central shopping district of Georgetown, Washington, D.C.

(4) These properties are encumbered by first deeds of trust as collateral for the $38,500 Nomura mortgage loan.

(5)  These  properties   serve  as  collateral  for  the  $25,000   Exchangeable
     Debentures.

(6) These properties serve as collateral for the Line of Credit facilities. As of December 31, 1998, $9,200 is outstanding on the Line of Credit.

(7) These properties are encumbered by first deeds of trust as collateral for a $12,968 mortgage loan.

(8) These properties are encumbered by first deeds of trust as collateral for a $5,817 mortgage loan.

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

         Retail Properties. The Retail Properties are located in Maryland, Virginia, North Carolina, Pennsylvania, Delaware, South Carolina, Illinois and the District of Columbia. The 56 Retail Properties are primarily neighborhood shopping centers containing a total of approximately 6.0 million square feet of GLA occupied by approximately 1,200 tenants. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 108,000 square feet of GLA. A substantial portion of the income from the Properties consists of rent received under long term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of these tenant leases provide for exclusion from some or all of these expenses. The Company's portfolio is comprised of a diversified tenant base, with no single tenant representing more than 8.2% of the Company's annualized minimum rent. All of the Retail Properties are managed by the Company. As of December 31, 1998, the Retail Properties were 95.3% leased.

         Lease Expirations. The majority of leases on the Retail Properties provide for lease terms of between three and 20 years. The following table shows lease expirations (excluding renewal options) for the calendar years 1999 through 2008 and thereafter:


            Number of       Approximate     Percent of Total        Annualized
             Leases             GLA          GLA Represented     Minimum Rent of
Year        Expiring      in Square Feet   by Expiring Leases    Expiring Leases
----      -------------  ----------------  ------------------   ----------------
                            (in 000's)                             (in 000's)

1999           255               729              13.1%             $ 7,932
2000           194               525               9.4%               6,362
2001           210               609              10.9%               7,923
2002           148               411               7.4%               5,786
2003           175               706              12.7%               8,670
2004            49               183               3.3%               2,484
2005            42               354               6.3%               4,301
2006            43               265               4.7%               3,522
2007            30               332               6.0%               2,553
2008            17               247               4.4%               2,421
 Thereafter     52             1,218              21.8%              12,148
                --             -----              -----              ------

Total        1,215             5,579             100.0%             $64,102
             =====             =====             ======             =======

Percent of Total   Average Annual
   Annualized       Minimum Rent
  Minimum Rent     per Square Foot
----------------   ----------------

     12.4%             $10.88
      9.9%              12.12
     12.4%              13.01
      9.0%              14.08
     13.5%              12.28
      3.9%              13.57
      6.7%              12.15
      5.5%              13.29
      4.0%               7.69
      3.7%               9.80
     19.0%               9.97
     -----               ----

    100.0%             $11.49
    ======             ======

                                       11

         Tenant Diversification. The following table sets forth information regarding the Company's leases with its 20 largest tenants based upon annualized minimum rents as of December 31, 1998:

                                                                   Percentage of
                                                                       Aggregate
                                     Number of       Annualized       Annualized
Tenant               GLA (Sq.  Ft.)  Properties      Minimum Rent  Minimum Rents
------               --------------  -------------   ------------  -------------
                                                                    (in 000's)

Safeway/Dominick's      577,089          9             $5,162          8.22%
Richfood (1)            261,565          5              2,151          3.43%
A&P Superfresh          170,489          4              1,568          2.50%
Giant Food              182,455          5              1,125          1.79%
Blockbuster Video        58,949         10              1,007          1.61%
CVS/Pharmacy            124,636         11                871          1.39%
Rite Aid                 87,754          8                817          1.30%
Fashion Bug              73,273          9                804          1.28%
Weis Markets             94,960          2                786          1.25%
Food Lion                78,100          2                678          1.08%
Sears Paint & Hardware   65,816          3                670          1.07%
First Union Bank         19,963          8                641          1.02%
Ukrop's                  41,503          1                546          0.87%
McDonald's               22,548          8                512          0.82%
Dollar Bills             39,699         10                500          0.80%
T.J. Maxx                54,686          2                500          0.80%
Acme Markets             86,226          2                500          0.80%
Winn Dixie               79,000          2                482          0.77%
Shop Rite Supermarket    57,333          1                459          0.73%
Eckerd Drug              45,752          5                431          0.69%
                         -------                       --------      --------

     Total            2,221,796                       $20,210         32.22%
                      ==========                      ========       =======

(1) Includes Shoppers Food Warehouse, Metro Foods and Rack 'N Sack which are owned by Richfood, Inc.

Mortgages, Notes and Loans Payable

         Information relating to future maturities of mortgages, notes and loans payable at December 31, 1998 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operation and footnotes 5 and 6 to the Consolidated Financial Statements included with this Form 10-K and is incorporated by reference herein.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1998.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
Matters

(a)  Market Information

         The Company's Common Stock and Preferred Stock began trading on the NASDAQ National Market System on June 27, 1995. On August 13, 1996, the Company's common and preferred stock began trading on the New York Stock Exchange under the symbol FRW. The high and low market values of the Company's Common Stock for 1997 and 1998 are as follows:

                                                                   Distributions
                                    High               Low             Per Share
                                   ------              ---         -------------

1997
         First Quarter            $ 24.13           $ 22.25              $ .4875
         Second Quarter             25.38             22.38                .4875
         Third Quarter              25.25             22.88                .4875
         Fourth Quarter             27.75             23.98                .4875

1998
         First Quarter            $ 28.00           $ 25.38              $ .4875
         Second Quarter             27.13             22.31                .4875
         Third Quarter              24.13             20.00                .4875
         Fourth Quarter             24.00             22.06                .4875

(b)  Holders of Record

         As of March 25, the approximate number of holders of record of the Common Stock was 190 and the approximate number of beneficial owners was 6,000.

(c)  Dividends

         The Company intends to make quarterly distributions to its common and preferred stockholders. Quarterly distributions made during 1998 are as follows:

Record Date                     Payment Date                    Amount Per Share
-----------                     ------------                    ----------------

Common Stock
  February 1, 1998              February 15, 1998                        $0.4875
  May 1, 1998                   May 15, 1998                             $0.4875
  August 1, 1998                August 15, 1998                          $0.4875
  November 1, 1998              November 15, 1998                        $0.4875

Preferred Stock
  February 1, 1998              February 15, 1998                        $0.6094
  May 1, 1998                   May 15, 1998                             $0.6094
  August 1, 1998                August 15, 1998                          $0.6094
  November 1, 1998              November 15, 1998                        $0.6094

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

         For the fiscal year ended December 31, 1998, 25% of the distributions made on the Common Stock represented a return of capital.

Recent Sales of unregistered equity securities

(a)  Securities sold

     The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company during the fourth quarter of fiscal year 1998:

Date of Sale       Title             Amount            Consideration

10/01/98           Common Units      515,084 units     Retail properties having
                                                       a value of $13.1 million,
                                                       net of indebtedness.

11/01/98           Common Units      325,452 units     Retail property having a
                                                       value of $12.7 million,
                                                       net of indebtedness.

(b)  Underwriters and other purchasers

     There were no underwriters retained in connection with the sale of the above securities which were issued in transactions exempt from registration under Section 4(2) of the Securities Act.

(c)  Exemption from registration claimed.

     Each of the transactions is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

(d)  Terms of Conversion

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

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION (1)

                                                         Year Ended December 31,
                                                            1998       1997
                                                            ----       ----
                                   (dollars in thousands, except per share data)

OPERATING DATA:
  Revenues:
    Minimum Rent                                         $56,702    $43,857
    Tenant reimbursements                                 14,176      9,506
    Percentage rent                                        1,613      1,060
    Third-party fees                                        -          -
    Other income                                           1,573      1,211
                                                           -----      -----
          Total revenues                                  74,064     55,634
                                                          ------     ------

  Expenses:
    Property operating and maintenance                    17,934     13,522
    General and administrative                             3,789      3,363
    Interest                                              19,966     18,416
    Depreciation and amortization                         14,627     11,172
                                                          ------     ------
          Total expenses                                  56,316     46,473
                                                          ------     ------

Income (loss) before gain on sale of properties,
income from Management Company,
extraordinary item, minority interest
  and distributions to Preferred Stockholders             17,748      9,161
Gain on sale of properties                                 2,371        549
Income from Management Company                                82        433
                                                              --        ---
Income (loss) before extraordinary item, minority
 interest and distribution to Preferred Stockholders      20,201     10,143
Extraordinary item                                          (358)      (954)
                                                          -------    -------

Income before minority interest and distributions
 to Preferred Stockholders                                19,843      9,189
Income allocated to minority interest                     (4,521)    (1,579)
                                                          -------    -------
Income before distributions to Preferred Stockholders     15,322      7,610
Distributions to Preferred Stockholders                   (5,641)    (5,641)
                                                          -------    -------
Income (loss) allocated to Common Stockholders            $9,681     $1,969
                                                          ======     ======
Earnings (loss) per Common Share - Basic (2)               $1.21      $0.35
                                                           =====    =======
Earnings (loss) per Common Share - Diluted                 $1.20      $0.34
                                                           =====    =======
Weighted average shares of Common Stock
   (in thousands) - Basic                                  7,978      5,663
                                                           =====    =======

Weighted average shares of Common Stock
   (in thousands) - Diluted                                8,055      5,730
                                                           ======    ======
Cash dividends per Common Share                            $1.95      $1.95
                                                           =====      -----

Year Ended December 31,
1996             1995     1994
----             ----     -----
(dollars in thousands, except per share data)

$31,398          $22,793  $14,701
  6,704            4,362    2,823
    664              495      255
    -                 -     1,912
 1,672             1,447      508
-------          -------  -------

 40,438           29,097   20,199
 ------          -------  -------

  9,743            6,746    6,299
  3,137            2,831    1,356
 14,986           11,230    9,301
  8,019            5,808    4,579
-------          -------  -------
 35,885           26,615   21,535

-------         --------  -------

  4,553            2,482   (1,336)
     -               -        -
    221              449      500
-------           -------  -------
 34,774            2,931     (836)
     -               -       2,251
-------           -------  -------

  4,774            2,931     1,415
   (694)            (602)   (1,101)
-------           -------  -------

  4,080            2,329       314
 (5,641)          (5,117)   (1,811)
--------          -------- --------
$(1,561)         $(2,788)  $(1,497)
========         ========= ========

 ($0.46)         $($1.19)  ($0.95)
========         ========= ========

 ($0.46)          ($1.19)  ($0.95)
========         ========  ========
  3,367            2,351    1,574
========         ========  ========
  3,367            2,351    1,574
=======          ========  ========
 $ 1.95           $1.95   $  0.51
=======          ========  ========

                                                         Year Ended December 31,

                                                            1998       1997
                                                            ----       ----
                                   (dollars in thousands, except per share data)

BALANCE SHEET DATA:
  Rental properties                                      $556,146       $456,798
  Total assets                                           $532,954       $439,141
  Mortgage notes payable                                 $244,113       $212,030
  Debentures                                              $25,000        $25,000
  Total liabilities                                      $280,655       $247,944
  Minority interest                                       $66,218        $38,255
  Stockholders' equity                                   $186,081       $152,942

PORTFOLIO PROPERTY DATA (end of period):
  Retail occupancy                                         95.3%           96.2%
  Number of retail properties                                 55              47
  Number of multi-family properties                            -               2
  Retail Properties GLA
    (thousands of square feet)                             5,954           4,931
  Multi-family properties (number of units)                    -             401

OTHER DATA:
  Funds From Operations- Diluted  (3) (4)                $34,519         $23,949
  Cash flow from operating activities                    $27,149         $23,441
  Cash flow (used in) investing activities              $(28,230)      $(25,689)
  Cash flow provided by (used in) financing activities    $1,103        $(6,390)


Year Ended December 31,
1996           1995          1994
----           ----         -----

(dollars in thousands, except per share data)

$314,235      $228,092    $175,213
$313,613      $227,405    $172,487
$167,047      $116,182    $ 89,858
$ 25,000       $25,000    $ 25,000
$198,375      $145,241    $117,925
$ 16,661       $11,088    $  8,580
$ 98,577       $71,076    $ 45,982
  96.4%         96.0%       96.4%
  36            27          20
  2             2           2
   3,652         2,668       2,014
  401           401         401
$ 16,352       $12,601      N/A
$ 11,616       $10,003      $3,164
$(56,994)     $(29,884)   $(56,236)
$ 49,352       $26,574     $53,615

(1) See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation and Financial Statements.

(2) Net income (loss) per share is based on the weighted average total shares of Common Stock outstanding. Because the Company's income is based on its percentage interest in the Operating Partnership's income, the net income
     (loss) per share would be unchanged for the periods presented even if the Common Units were exchanged for Common Stock of the Company.

(3) The Company considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. Funds From Operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds of Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or of ability to make distributions. Our calculation of FFO may differ from that used by other companies and, therefore, the amounts disclosed above for FFO may not be comparable directly to similarly titled measures used by other companies.

(4)  Before minority interest and distributions to Preferred Stockholders.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company appearing elsewhere in this Annual Report. Dollars are in thousands except per share data.

         Certain information included in the following section of this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward- looking statements.

Comparison of the year ended December 31, 1998 to the year ended December 31, 1997.

         For the year ended December 31, 1998, the income allocated to common stockholders increased by $7,712 from a net income of $1,969 to a net income of $9,681, when compared to the year ended December 31, 1997, primarily due to increases in revenues and gains on sale of properties, and a decrease in extraordinary losses offset by an increase in expenses and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $18,430 or 33.1%, from $55,634 to $74,064, due primarily to an increase in minimum rents of $12,845 and tenant reimbursements of $4,670. The increases were primarily due to the purchase of Ashburn Farm Village Shopping Center in March 1997, the six properties in Chicago in September 1997, Mitchellville Plaza in October 1997 and Spring Valley Shopping Center in December 1997 (the "1997 Acquisitions") (resulting in partial year revenues being included in the year ended December 31, 1997), Bowie Plaza in January 1998, Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners and Village Center in June 1998, Willston Centres I & II in October 1998 and Town Center at Sterling in November 1998 (the "1998 Acquisitions").

         Property operating and maintenance expense increased by $4,412, or 32.6%, from $13,522 to $17,934, due primarily to the 1997 and 1998 Acquisitions. General and administrative expenses increased by $426 or 12.7%, from $3,363 to $3,789, due primarily to increases in miscellaneous administrative costs of $222, legal fees of $135, write off of abandoned project costs of $75, and internal acquisition costs of $428 (prior to March 19, 1998, internal acquisition costs were capitalized and included in the cost of the acquired property), offset by a decrease in officers bonuses of $434.

         Interest expense increased by $1,550, or 8.4%, from $18,416 to $19,966, due primarily to the increase in mortgage indebtedness of $100,135 associated with the 1997 Acquisitions ($64,614) and the 1998 Acquisitions ($35,521), offset by a decrease in mortgage and Line of Credit indebtedness of $30,017 retired with the proceeds of the sale of properties and a public offering of 1,150,000 shares of Common Stock in July 1998 (the "July 1998 Offering"). The average debt outstanding increased from $216.6 million in 1997 to $251.0 million in 1998, and the weighted average interest rate decreased from 8.5% to 8.0%.

         Depreciation and amortization expenses increased by $3,455, or 30.9%, from $11,172 to $14,627, primarily due to the 1997 and 1998 Acquisitions.

         During 1998, a gain on sale of properties of $2,371 was realized due to the sale of Branchwood and Park Place Apartments in March 1998 ($1,536), the sale of a Georgetown property in March 1998 ($147), the sale of a Georgetown property in September 1998 ($335) and the sale of a Georgetown property in December 1998 ($353). During 1997, a gain on sale of properties of $549 was realized from the sale of Thieves Market ($45) and a portion of Laburnum Park ($504). During 1998 the Mellon Bank and Corestates Lines of Credit were retired with proceeds of the Union Bank of Switzerland Line of Credit and $3,826 of debt was retired early due to the sale of Park Place Apartments resulting in a loss on early extinguishment of debt of $358. During 1997, debt in the amount of $46,375 was retired with proceeds of the September 1997 common stock offering, resulting in loss on early extinguishment of debt of $954.

         Income allocated to minority interests increased by $2,942 from $1,579 to $4,521 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership from 20.7% to 27.0%.

         Net cash flow provided by operating activities increased from $23,441 in 1997 to $27,149 in 1998 primarily due to the acquisition of new properties during 1998 and realizing the full years operations from properties purchased in 1997 and improved property performance. Net cash flows used in investing activities increased from $25,869 in 1997 to $28,230 in 1998 primarily due to a decrease in the amount of property acquisitions financed through the use of assumed mortgage indebtedness during 1998. Net cash flow used in financing activities changed from net cash used in financing activities of $6,390 to net cash provided by financing activities of $1,103 primarily due to an increase in Line of Credit proceeds used for the acquisition of rental properties. In 1997, the acquisition of rental properties were more heavily financed through assumed mortgage indebtedness.


Comparison  of the year ended  December 31, 1997 to the year ended  December 31,
1996

         For the year ended December 31, 1997, the income (loss) allocated to common stockholders increased by $3,530 from a net loss of $1,561 to a net income of $1,969, when compared to the year ended December 31, 1996, primarily due to an increase in revenues and a gain on sale of property offset by an increase in expenses, an item of extraordinary loss, and an increase in the amount of income allocated to minority interests.

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

         Interest expense increased by $3,430, or 22.9%, from $14,986 to $18,416, due primarily to the increase in mortgage indebtedness of $120,677 associated with the 1996 Acquisitions ($46,020) and the 1997 Acquisitions ($74,657), offset by a decrease in mortgage and line of credit indebtedness of $46,375 retired with the proceeds of the September 1997 offering. The average debt outstanding increased from $176.4 million in 1996 to $216.6 million in 1997, and the weighted average interest rate of 8.5% remained the same.

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

Liquidity and Capital Resources

         In 1998, the Company continued to expand its portfolio of neighborhood shopping centers. During the year, the Company acquired eight shopping centers for an aggregate acquisition cost of $103,198. The acquisitions were primarily located in the metropolitan areas of Washington, D.C. The acquisitions increased the Company's portfolio by 935,000 square feet. The Company financed the acquisitions through the issuance of Common Units with a value of $39,674, assumed mortgage indebtedness of $35,521, deferred consideration of $828 and cash of $27,175. The cash was provided by draws on the Company's Lines of Credit, proceeds from the sale of properties and cash on hand.

         In July 1998 the Company completed an offering of 1,150,000 shares of Common Stock priced at $23.75 per share. Net proceeds (after deducting the underwriters discount and other offering expenses) of $25,781 were used to pay down the existing Lines of Credit.

         The Company also closed five sales during the year resulting in net proceeds of $6,071 after the repayment of associated debt. The two multi-family properties (Branchwood and Park Place Apartments) were sold for a combined sales price of $8,050. Three of the Georgetown Shops were also sold. 3269 M Street was sold for $750, 3033 M Street was sold for $800, and 1328 Wisconsin Avenue was sold for $1,075.

         Subsequent to 1998, the Company acquired an additional Retail Property (Kamp Washington) for an aggregate acquisition cost of $15,200. The acquisition was financed through assumed mortgage indebtedness of $3,100, draws on the Company's Lines of Credit of $9,800 and cash of $2,300 which included $1,800 of proceeds from the sale of properties in 1998 which were treated as a Section 1031 exchange for tax purposes.

         During 1998, the Company renovated nine of its properties (Mallard Creek, McHenry Commons, Riverside, Stonebrook, The Oaks, City Avenue, Four Mile Fork, Spring Valley and Stefko) for an aggregate cost of approximately $2,575 and expanded three properties (21,157 square feet) for an aggregate cost of $843.

         During 1999, the Company expects to renovate a minimum of five properties for an aggregate cost of $3,295. The Company also plans to expend, at a minimum, approximately $1,800 for the expansion of two of its properties. These expansions will add approximately 32,500 square feet to the properties. These expansions and renovations are expected to be financed primarily through draws on the Company's Lines of Credit.

         The Company expects to continue its renovation and acquisition program for the remainder of 1999. However, the level of future acquisitions is dependent on the Company's ability to raise additional capital through debt proceeds and equity offerings.


Indebtedness

         The following table sets forth certain information regarding the indebtedness of the Company (excluding the Exchangeable Debentures) as of December 31, 1998:

                                                      Balance           Maturity
Mortgage Loans               Interest Rate (1)  (in thousands) (2)      Date (3)
--------------               -----------------  ------------------   -----------

Ashburn Farm Village (4)             6.67%         $   6,637            01/01/01
Bowie Plaza                          7.07%             5,047            12/01/09
Chesapeake Bagel Building            6.59%               735            07/01/01
City Avenue Shopping Center          8.13%             9,752            10/18/05
Clopper's Mill                       7.37%            13,888            03/21/06
Davis Ford, First State Plaza,
  James Island,
  Valley Centre and Bryans Road (5)  8.92%            38,500            07/01/99
Elkridge Corners                     7.91%             6,546            11/01/10
Festival at Woodholme                9.83%            11,364            04/30/00

(CONTINUED)
                                                      Balance           Maturity
Mortgage Loans               Interest Rate (1)  (in thousands) (2)      Date (3)
--------------               -----------------  ------------------   -----------

Allen Street and Stefko
  Boulevard (6)                      8.40%             5,817            01/31/06
Firstfield                           7.53%             2,445            12/01/05
Glen Lea, Hanover Village,
  Laburnum Park
  and Laburnum Square (7)            8.76%            12,968            10/01/02
Kings Park Shopping Center           8.05%             4,625            11/01/14
McHenry Commons                      7.11%             6,355            06/01/99
Mallard Creek                        7.18%            11,443            05/10/99
Mayfair Shopping Center (8)(9)       5.46%             6,870            06/24/10
Mitchellville Plaza Shopping Center  7.43%            15,026            06/24/05
Northway Shopping Center             7.98%             6,168            01/01/07
Northway Shopping Center (10)        8.84%             1,760            07/01/99
Parkville                            7.12%             3,465            03/01/08
Pheasant Hill Shopping Center        7.33%             7,834            07/15/00
Potomac Plaza Shopping Center        7.03%             3,656            07/01/99
River's Edge                         7.13%             2,384            07/10/99
Shoppes of Kildaire                  7.89%             7,574            05/31/06
Southside Marketplace                8.77%             7,927            08/01/05
Stonebrook Plaza                     7.34%             6,002            07/15/00
The Oaks                             7.46%             9,706            05/01/03
Town Center at Sterling              7.00%             9,274            07/01/03
Valley Centre                        7.75%               569            06/30/07
Willston II                          6.97%            10,576            10/01/02
Lines of Credit                      7.65%             9,200            02/01/01
                                    ------             -----

 TOTALS                              7.85%          $244,113
                                     =====          ========


(1) The effective interest rate includes the amortization of deferred financing costs and premiums over the term of the respective loan.

(2) Includes premiums on the assumption of mortgage debt in the amount of $6,415.

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

(8) The debt service on this mortgage loan is determined based upon a variable rate of interest, plus a letter of credit enhancement fee of 1.5%. The variable interest rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the Bond Obligations equal to par plus accrued interest, based on comparable issues in the market.

(9) This debt matures in the year 2010. However, the letter of credit enhancement expires in June 2003.

(10) This loan is a second trust which is also secured by a letter of credit.

         As of December 31, 1998, the Company had total mortgage notes of approximately $244,113, which consisted of approximately $237,243 in indebtedness collateralized by 36 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond Obligations") of approximately $6,870 collateralized by one of the properties. Of the Company's indebtedness, $22,707 (9.3%) is variable rate indebtedness and $221,406 (90.7%) is at a fixed rate. The fixed rate indebtedness has interest rates ranging from 6.59% to 9.83%, with a weighted average interest rate (excluding the Bond Obligations) of 7.92%, and will mature between 1999 and 2014, with a weighted average remaining term to maturity of 3.4 years. A large portion of the Company's indebtedness will become due by 2000, requiring balloon payments of $88,933 in 1999 and $24,381 in 2000. From 1999 through 2014, the Company will have to refinance an aggregate of approximately $229,548. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through additional offering of equity securities.

         In June 1994, the Company borrowed $38,500 under new mortgage loans (collectively, the "Nomura Mortgage Loan") collateralized by five of the Properties. These loans, which bear interest at 30-day LIBOR (5.06% at December 31, 1998) plus 2.0% and mature on July 1, 1999, were closed to prepayment for the first 48 months and can be prepaid thereafter based on a 1.50% declining prepayment penalty. To mitigate its exposure to these variable rate loans, the Company entered into a five year interest rate protection agreement for a notional amount of $38,500 that is effective through the loans maturity, and caps the interest rate at 7.70% through the maturity date. The cost of the interest rate protection agreement of approximately $3,200, is being amortized over the life of the agreement using the effective interest rate method resulting in an effective interest rate on the Nomura Mortgage Loan of approximately 8.93% per annum. The fair market value of the interest rate swap is determined by the amounts at which they could be settled. The estimated fair market value of the interest rate protection agreement was approximately zero at December 31, 1998.

         In December 1995, the Company entered into an interest rate swap contract with a notional amount of $38,500. The Company intends to hold such contract until the expiration date. The purpose of the swap is to fix the interest rate on the $38,500 Nomura loan through its expiration date of June 1999 at 7.09%. Under the terms of the interest rate contract, the Company will be paying a fixed rate of 5.09% to the other party to the contract (the "Counter Party") through June 1999. The Company will be receiving variable payments from the Counter Party based on 30-day LIBOR through June 1999. The Counter Party has as collateral a $3,500 restriction on the $5,800 Line of Credit it provided the Company (see below). The fair market value of the interest rate swap is determined by the amounts at which they could be settled. If the Company had settled these agreements with the Counter Party on December 31, 1998, the Company would have paid approximately $12.

         In anticipation of the large amounts of mortgage debt maturing in 1999 and 2000, the Company has entered into forward interest rate swap contracts. The Company intends to hold such contracts until their expiration dates. The purpose of the swaps is to mitigate any exposure to fluctuations in interest rates until the maturity dates of the mortgages when the Company expects to refinance these loans. Under the terms of the swap contract, the Company pays a fixed rate to the other party to the contract ("Counter Party") while receiving variable payments from the Counter Party based on 30-day LIBOR. This effectively fixes the LIBOR rate for the Company during the period of the swap contracts. The following is a summary of the Company's swap contracts as of December 31, 1998:

                                                                      Fair
Notional          Date             Period              Fixed          Market
Amount            of               of                  Rate           Value
(In 000's)        Agreement        Contract            Payable        (In 000's)
-----------       ----------       --------            --------       ----------

$38,500           12/95        07/01/99 - 12/01/03      6.37%           $(2,106)
 20,000           08/97        03/01/99 - 03/01/04      6.44%            (1,142)
 15,000           11/97        06/01/99 - 06/01/04      6.18%           (   665)
 24,000           01/98        05/01/00 - 05/02/05      5.85%           (   598)
 ------                                                ------           --------

$97,500                                                  6.23%          $(4,511)
=======                                                 =====           ========

         In February 1999, the Company signed an application with Metropolitan Life Insurance Company ( "Met Life") for loans totaling $75.0 million. Closing of the loans is subject to the final approval of Met Life's investment committee which is expected to occur by April 5, 1999. Although the Company believes that the loans will be approved, there currently is no obligation of Met Life to approve and make the loans. The following is a summary of the anticipated terms:

Collateral                         Amount           Interest Rate   Term (years)
-----------                        ------           -------------   ------------

Davis Ford Crossing                $10,700             6.79%           10
First State Plaza                   13,700             6.79%           10
Fox Mill Shopping Center            11,800             6.84%           12
Mallard Creek Shopping Center       10,900             6.85%           10
McHenry Commons                      6,700             6.85%           10
Valley Centre                       21,200             6.84%           12
                                    ------
                                   $75,000
                                   =======

         There will be six separate loans and six separate mortgages. The loans will not be cross-collateralized and will allow for the assumption of each individual loan to a qualified buyer upon sale of the property by the Company. The all-in weighted average interest rate of the loans will be 7.31% including the amortization of financing costs and the costs of closing out interest rate swap agreements as discussed below. Monthly debt service payments will be based on a 25-year amortization schedule. The proceeds of the loans will be used to retire

1999 maturities of $63,933 (excluding the Exchangeable Debentures which are expected to convert to Preferred Stock). Any excess proceeds will be used to pay down outstandings on the Company's Lines of Credit. The Company expects to incur a loss on the early extinguishment of debt of approximately $100 due to the early retirement of the $38,500 Numura loan.

         With the application to Met Life the Company executed a rate lock agreement thereby fixing the interest rate for the term of the loans. Accordingly, in February 1999 the Company closed out the three swap agreements which were to commence in 1999. These agreements which had a combined notional amount of $73.5 million were closed out at a combined cost to the Company of $3,100. This cost will be amortized over the life of the Met Life loan using the effective interest rate method.

Exchangeable Debentures

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

Lines of Credit

         The Company currently has two collateralized revolving lines of credit (the "Lines of Credit"). The Company has a collateralized revolving Line of Credit of $45,000 with Union Bank of Switzerland. This line is collateralized by seven properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace, Watkins Park Plaza and Newtown Square). The line which matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank.Loans under this line will bear interest at LIBOR plus one percent (1%). The Company has an additional collateralized revolving Line of Credit of up to $5,775 from First Union Bank. Loans under this line will bear interest at LIBOR plus two percent (2%) per annum, and will mature on August 31, 1999. Loans under this line are collateralized by a first mortgage lien on Brafferton Shopping Center. As of December 31, 1998, there was $9,200 outstanding under the Lines of Credit.

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

         During 1999, $63,933 of the Company's indebtedness becomes due. The Company believes that it will be able to retire this debt through a refinancing of the debt using the properties as collateral (currently expected to be with Met Life as discussed above). The Company currently believes that the loan-to-values ratios on the Retail Properties are at a level that will enable the Company to fully refinance the loans without an additional requirement for capital. On June 27, 1999 The $25,000 Exchangeable Debentures mature. The holder of The Exchangeable Debentures has the option of either converting its holding to 1,000,000 shares of Preferred Stock; calling the loan; extending the loan on similar or revised terms; or a combination of all of the above. The Company has had discussions with the holder but no definitive agreements have been reached. It is possible that the holder will wait until June 27, 1999 before making a decision on their course of action. If the holder demands a payoff of the loan the Company will use draws from its Lines of Credit, cash on hand, proceeds from a refinance of other Retail Properties, or a combination of the above to retire the Exchangeable Debentures.

Other

Year 2000 Issue

         The "Year 2000 Issue" is the result of many existing computer programs using only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

         The Company is in the process of conducting a review of its computer systems to identify which systems could be affected by the "Year 2000" problem and to what extent such problems will have an impact on the Company's ability to conduct its' business.

     The Company has developed a Year 2000 Compliance Plan ("The Plan") to address these issues. The Plan is being managed by two of the Company's senior executives and has been approved by senior management. The progress of the Plan is being monitored by the Company's Board of Directors. The Plan focuses on four major components: IT systems such as the Company's accounting and property management software packages and related hardware; non-IT systems such as the Company's telephone system; voice mail system and other office equipment; the state of readiness of the Company's critical trading partners such as its banks, utilities and tenants; and embedded systems, particularly those located at the Company's Retail Properties such as sprinkler systems, security systems, etc. (Note: The Retail Properties' access does not rely on elevator service because the structures are no higher than two stories.) The Plan contains ten phases as follows:

                                             Estimated       Estimated
      Phase Description                      Start Date      Completion Date
      ------------------                     -----------     ---------------

1.    Educate senior management              Commenced       Completed
2.    Designate a Plan manager               Commenced       Completed
3.    Inventory all systems                  Commenced       April 1, 1999
4.    Contact suppliers of systems           Commenced       Mail by May 1, 1999
5.    Send questionnaire to tenants          All have been   Currently receiving
                                             mailed          responses
6.    Send questionnaire to other
          critical trading partners          Commenced       Mail by May 1, 1999
7.    Prioritize problems
          (critical vs. non-critical)        Commenced       June 1, 1999
8.    Identify solutions (repair
          or replace)                        Commenced       July 1, 1999
9.    Test Solutions                         July 1, 1999    August 31, 1999
10.   Anticipate contingencies including
          the most reasonably likely
          worst case scenario                Commenced       Continuous

     The Company has incurred approximately $20 to date in the implementation of the Plan. These costs have primarily been incurred to upgrade the desktop PC's at the Company's home office. The Company has determined that implementing the plan will cost less than $100. However, the Company has budgeted $500 to replace its current accounting and property management software system. Although the Company believes that the current system is materially Year 2000 compliant the Company has decided to migrate because of the improved technology and reporting capabilities of the new system. The Company anticipates going live on the new system by October 1, 1999. These costs will be funded from the Company's cash flow. The Plan efforts will be primarily staffed by employees of the Company.

     The most reasonably likely worst case scenario is that the Company's tenants are delayed in generating their rental payments due to their own Year 2000 IT problems. If this occurs the Company's property managers will attempt to accelerate rental payments by requesting manual checks by personally visiting the tenants or by contacting the appropriate personnel at the tenants' accounts payable departments. Also, the Company will have available its lines of credit to fund immediate cash flow needs if such delay occurs.

         The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or if assessment, remediation and testing are not effected timely or accurately with respect to Year 2000 issues that are identified, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's results of operations. Also, there can be no assurance that the Year 2000 issues of the Company's suppliers, vendors, tenants and other important trading partners will not have a material adverse impact on the Company's business or results of operations.

     The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of relevant computer codes and embedded technology, and similar uncertainties. Although some of the Company's agreements with suppliers and contractors contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification agreements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

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

New Accounting Standards

         On March 19, 1988, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue
No.97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Company has historically capitalized internal pre acquisition cost of operating properties as a component of the acquisition price. The Company capitalized $227 for the period January 1 through March 19, 1998 and $229 for the twelve months ended December 31, 1997. The Company experienced an increase in general and administrative expense due to the adoption of this ruling.

         During the second quarter, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.


Item 7a.  Qualitative and Quantitative Disclosures about Market Risk

         The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy. The specific market risks and the potential impact on the Company's operating results are described below:

         The Company's operating results are affected by changes in interest rates as a result of borrowing under the Company's Line of Credit facilities as well as other mortgages and notes with variable interest rates. If interest rates increased by 1% percent, the Company's annual interest expense would have increased by $220, based on balances during the year ending December 31, 1998.


Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements is included on Page F-1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company*

Item 11.  Executive Compensation*

Item 12.  Security Ownership of Certain Beneficial Owners and Management*

Item 13.  Certain Relationships and Related Transactions*

         *The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Company's Annual Meeting of Shareholders presently scheduled for May 7, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.   The following documents are filed as part of this report.

1. The Consolidated Financial Statements of First Washington Realty Trust, Inc. and Subsidiaries.

     See Index to Financial Statements on Page F-1 included herein.

2.   Financial Statement Schedules.


B.   Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K on October 23, 1998 announcing the adoption of a Stockholder Rights Plan.

2. The Company filed a Current Report on Form 8-K on October 27, 1998 reporting other events under Item 5.

3. The Company filed a Current Report on Form 8-K on October 30, 1998 reporting other events under Item 5.


C.   Exhibits - pursuant to Item 601 of Regulation S-K


3.1  Articles of Incorporation of the Company (amendments and originals). (1)

3.2  Amended and Restated Bylaws of the Company. (2)

10.1 First Amended and Restated Agreement of Limited Partnership of First Washington Realty Limited Partnership. (3)

10.2 Promissory Note in the principal amount of $38,500 dated June 27, 1994 from the Company in favor of Nomura Asset Capital Corporation. (3)

10.3 Cash Collateral Account Security, Pledge and Assignment Agreement among JFD Limited Partnership, Greenspring Associates Limited Partnership and FW-Bryans Road Limited Partnership as borrowers, and Nomura Asset Capital Corporation, as Lender. (3)

10.4 Second Amended and Restated Employment Agreement between the Company and William J. Wolfe, dated May 1, 1998. (4)

10.5 Second Amended and Restated Employment Agreement between the Company and Stuart J. Halpert, dated May 1, 1998. (4)

10.6 Revolving Credit Agreement dated January 22, 1998 between Union Bank of Switzerland and First Washington Realty Limited Partnership. (5)

21.1 List of Subsidiaries. (1)

23.1 Consent of PricewaterhouseCoopers LLP. (1)

27   Financial Data Schedule. (1)


(1)  Filed herewith

(2) Incorporated herein by reference from the Company's Current Report on Form 8-K filed on October 23, 1998.

(3) Incorporated herein by reference from the Company's Registration Statement on Form S-11 (No. 33-83960).

(4) Incorporated herein by reference from the Company's Current Report on Form 8-K/A filed on January 19, 1999.

(5) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST WASHINGTON REALTY TRUST, INC.



                                        By:   /s/ William J. Wolfe
                                           William J. Wolfe
                                           President and Chief Executive Officer
                                           March             , 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                             Title                            Date

 /s/ Stuart D. Halpert             Chairman of the              March 30, 1999
-----------------------------      Board of Directors
Stuart D. Halpert



 /s/ William J. Wolfe              President, Chief Executive   March 30, 1999
---------------------              Officer, Director
William J. Wolfe



 /s/ James G. Blumenthal           Executive Vice President,    March 30, 1999
------------------------           Chief Financial Officer
James Blumenthal



/s/ Lester Zimmerman               Director                     March 30, 1999
-----------------------------
Lester Zimmerman



 /s/ Stanley T. Burns              Director                     March 30, 1999
---------------------
Stanley T. Burns



 /s/ Matthew J. Hart               Director                     March 30, 1999
--------------------
Matthew J. Hart



/s/ William M. Russell             Director                     March 30, 1999
----------------------
William J. Russell



/s/ Heywood Wilansky               Director                     March 30, 1999
--------------------
Heywood Wilansky

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Financial Statements:

     Report of Independent Accountants.......................................F-2

     Consolidated Balance Sheets as of December 31, 1998 and 1997............F-3

     Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998...................................F-4

     Consolidated Statements of Changes in  Stockholders' Equity
     for each of the three years in the period ended
     December 31, 1998.......................................................F-5

     Consolidated Statements of Cash Flows each of the three years in the period ended December 31, 1998...................................F-6

     Notes to Consolidated Financial Statements..............................F-7


Financial Statement Schedules:

     II -- Valuation and Qualifying Accounts................................F-23

     III -- Real Estate and Accumulated Depreciation........................F-24


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
  OF FIRST WASHINGTON REALTY TRUST, INC.

     IN  OUR  OPINION,  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  LISTED  IN THE
ACCOMPANYING INDEX ON PAGE F-1 PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES AT DECEMBER 31, 1998 AND 1997, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. THESE FINANCIAL
STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT; OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS. WE CONDUCTED OUR AUDITS OF THESE STATEMENTS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS WHICH REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS, ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AND EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR THE OPINION EXPRESSED ABOVE.





PRICEWATERHOUSECOOPERS LLP



Washington, D.C.
January 31, 1999

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 1998 and 1997
                    (dollars in thousands, except share data)

                                   -----------


                                                     1998                   1997
                                                   --------               ------

                                     ASSETS

Rental properties:
  Land                                            $108,562              $89,042
  Buildings and improvements                       447,584              367,756
                                                   -------              -------
                                                   556,146              456,798
  Accumulated depreciation                         (51,475)             (40,839)
                                                   --------             --------
  Rental properties, net                           504,671               415,959

Cash and equivalents                                 3,163                 3,142
Tenant receivables, net                              9,463                 7,274
Deferred financing costs, net                        1,921                 2,734
Other assets                                        13,736                10,032
                                                   --------              -------
          Total assets                            $532,954              $439,141
                                                   ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                          $244,113              $212,030
  Debentures                                        25,000                25,000
  Accounts payable and accrued expenses             11,542                10,914
                                                    ------           -----------
          Total liabilities                        280,655               247,944

Minority interest                                   66,218                38,255

Commitments and contingencies (note 11)

Stockholders' equity:
     Convertible  preferred  stock $.01 par  value;
     3,800,000  shares  designated; 2,314,189
     shares issued and outstanding (aggregate
     liquidation preference of $57,855)               23                     23
  Common stock $.01 par value; 90,000,000 shares
     authorized; 8,566,985 and 7,291,732 shares
     issued and outstanding, respectively             86                     72
  Additional paid-in capital                     218,345                179,356
  Accumulated distributions in excess
     of earnings                                 (32,373)               (26,509)
                                                 --------             ----------
          Total stockholders' equity             186,081                152,942
                                                 --------               --------
          Total liabilities and stockholders'
          equity                                $532,954               $439,141
                                                ========               ========



                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1998, 1997 and 1996
                  (amounts in thousands, except per share data)
                                   -----------

                                   1998                1997            1996
                                   ----                ----            ----
Revenues:
     Minimum rents                $56,702           $43,857           $31,398
     Tenant reimbursements         14,176             9,506             6,704
     Percentage rents               1,613             1,060               664
     Other income                   1,573             1,211             1,672
                                    -----             -----            ------
         Total revenues            74,064            55,634            40,438
                                   ------            ------           -------

Expenses:
     Property operating and
       maintenance                 17,934            13,522             9,743
     General and administrative     3,789             3,363             3,137
     Interest                      19,966            18,416            14,986
     Depreciation and amortization 14,627            11,172             8,019
                                   ------            ------           -------
         Total expenses            56,316            46,473            35,885
                                   ------            ------           -------

Income before gain on sale of
properties, income from Management
Company, extraordinary item,
minority interest and distributions
to Preferred Stockholders          17,748             9,161             4,553

Gain on sale of properties          2,371               549                 -

Income from Management Company         82               433               221
                                   -------           -------           ------

Income before extraordinary item,
minority interest and
distributions to Preferred
Stockholders                       20,201            10,143             4,774

Extraordinary item - Loss on
early extinguishment of debt       (358)             (954)                  -
                                   ---------         ---------        -------

Income before minority interest
and distributions to Preferred
Stockholders                       19,843             9,189             4,774

Income allocated to minority
interest                           (4,521)           (1,579)            (694)
                                 ---------           -------          -------

Income before distributions
to Preferred Stockholders          15,322             7,610             4,080

Distributions to Preferred
Stockholders                       (5,641)           (5,641)           (5,641)
                                 ---------         ---------         ---------

Income (loss) allocated
to Common Stockholders             $9,681            $1,969           $(1,561)
                                  =======           =======           ========

Earnings (loss) per
Common Share - Basic

     Income (loss) before
     extraordinary item             $1.26             $0.52            $(0.46)
     Extraordinary item             (0.05)            (0.17)                 -
                                    -------           ------           -------
     Net income (loss)              $1.21             $0.35            $(0.46)
                                   ======             ======          ========

Earnings (loss) per
Common Share - Diluted

     Income (loss) before
     extraordinary item             $1.25             $0.51            $(0.46)
     Extraordinary item             (0.05)            (0.17)                 -
                                    ------           -------          --------
     Net income (loss)              $1.20             $0.34            $(0.46)

                                    =====            =======          =========

Weighted average
  Common Shares - Basic             7,978             5,663             3,367
Dilutive effect of stock options
  and common stock equivalents        77                67                  -
                                    ------           -------           --------

Weighted average
     common shares - Diluted        8,055             5,730             3,367
                                    =====             =====             ======

                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)
                                    ---------


                                          Convertible                 Additional
                                          Preferred      Common       Paid-in
                                          Stock          Stock        Capital
                                        ------------   ---------      ----------


Balance, December 31, 1995                   $23          $32           $80,699

Income before distributions
 to Preferred Stockholders
Issuance of Common Stock
  (1,655,000 shares)                                       17             33,418
Cash distributions to Common and
    Preferred Stockholders
Exchange of common units for
  common shares (17,416 shares)                                               83
Adjustment for minority interests'
  ownership of the Operating Partnership                                   1,868
                                            -----       ------        ----------

Balance, December 31, 1996                     23           49           116,068

Income before distributions
  to Preferred Stockholders
Issuance of Common Stock
  (2,155,562 shares)                                        22            48,850
Issuance of Common Stock for compensation
  (144,084 shares)                                           1             3,447
Exercise of Stock Options (2,956 shares)                                      58
Cash distributions to Common and
   Preferred Stockholders
Exchange of common units for
  common shares (38,251)                                                     320
Adjustment for minority interests'
  ownership of the Operating Partnership                                  10,613
                                         --------    ---------            ------

Balance, December 31, 1997                     23           72           179,356

Income before distributions
 to Preferred Stockholders
Issuance of Common Stock
  (1,150,000 shares)                                        12            25,769
Issuance of Common Stock for
 Compensation (10,000 shares)                                1               269
Vesting of Restricted Shares
 for Compensation (25,290 shares)                            1               617
Exercise of Stock Options
  (2,919 shares)                                                              56
Cash distributions to Common and
   Preferred Stockholders
Exchange of Common Units
 for Common Shares (100,456 shares)                                        1,297
Adjustment for minority interests'
 ownership of the Operating Partnership                                   10,981
                                          -------     --------            ------

Balance, December 31, 1998                    $23          $86          $218,345
                                              ===          ===          ========


Accumulated
Distributions
in Excess of
Earnings             Total
-------------       ----------

$(9,678)               $71,076
  4,080                  4,080
                        33,435
(11,965)              (11,965)
                            83
                         1,868
--------------      ----------

Balance, December 31, 1996

 (17,563)               98,577

   7,610                 7,610
                        48,872
                         3,448
                            58
 (16,556)              (16,556)
                           320
                        10,613
------------        ----------

Balance, December 31, 1997

 (26,509)              152,942

  15,322                15,322
                        25,781
                           270
                           618
                            56
 (21,186)              (21,186)
                         1,297
                        10,981
------------           --------

Balance, December 31, 1998

 $(32,373)             $186,081
==============         =========




                   The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1998 1997 and 1996
                             (Dollars in thousands)
                                    --------


                                       1998              1997              1996
                                      --------          --------          ------


Operating activities:
     Income before distributions
     to Preferred Stockholders        $15,322            $7,610           4,080
     Adjustments to reconcile to
     net cash provided by operating
     activities:
          Income allocated to
          minority interest             4,521            1,579              694
          Depreciation and
          amortization                 14,627           11,172            8,019
          Gain on sale of rental
          properties                   (2,371)            (549)              -
          Loss on early
          extinguishment of debt          358              954               -
          Amortization of deferred
          financing costs and loan
          premiums                       (629)             979            2,167
          Equity in earnings of
          Management Company              398               47              259
          Compensation paid or payable
          in Company stock              1,284            1,866            1,649
          Provision for uncollectable
          accounts                      1,993            1,285              527
          Recognition of deferred rent (1,122)          (1,337)            (921)

     Net changes in:
         Tenant receivables            (3,060)          (2,582)          (1,032)
         Other assets                  (4,729)          (1,525)          (4,230)
         Accounts payable and accrued
         expenses                         556            3,942              404
                                          ---        ---------         ---------

     Net cash provided by operating
     activities                        27,148           23,441            11,616
                                       ------         --------          --------

Investing activities:
     Additions to rental
     properties                        (7,126)         (7,891)          (4,476)
     Acquisition of rental
     properties                       (27,175)        (19,864)         (52,518)
     Proceeds from sale of rental
     properties                         6,071            2,066             -
                                      ---------        ----------      --------

     Net cash used in investing
     activities                       (28,230)         (25,689)        (56,994)
                                   -----------      ---------         ---------

Financing activities:
     Proceeds from Line of
     Credit draws                      38,138           23,800            9,867
     Proceeds from mortgage notes         318              398           31,376
     Proceeds from issuance
     of Common Stock                   25,781           48,930           33,651
     Proceeds from exercise
     of Stock Option                       56              -                 -
     Repayment of Line of Credit      (32,237)         (20,500)          (9,867)
     Repayment on mortgage notes       (3,325)         (38,704)            (823)
     Additions to deferred financing
     costs                               (639)            (686)            (739)
     Prepayment Penalties                 (56)            (169)             -
     Distributions paid to
     Preferred Stockholders            (5,641)          (5,641)          (5,641)
     Distributions paid to
     Common Stockholders              (15,545)         (10,915)          (6,324)
     Distributions paid to
     minority interest                 (5,747)          (2,903)          (2,148)
                                      --------         --------         --------


     Net cash provided by (used in)
     financing activities               1,103           (6,390)           49,352
                                        -----         ---------           ------

     Net increase (decrease)
     in cash and equivalents               21           (8,638)            3,974
     Cash and equivalents,
     beginning of year                  3,142           11,780             7,806
                                      -------         --------          --------

     Cash and equivalents,
     end of year                       $3,163           $3,142           $11,780
                                        =====         ========           =======

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------


1.      Organization and Business

                      First Washington  Realty Trust,  Inc. (the "Company") is a
        fully integrated real estate organization that acquires, manages, leases, renovates and develops principally supermarket-anchored neighborhood shopping centers. As of December 31, 1998 the Company owned a portfolio of 55 retail properties (the " Retail Properties") containing a total of approximately 6.0 million square feet of gross leasable area ("GLA") located in the Mid-Atlantic region and the Chicago, Illinois metropolitan area.

                      The   Retail   Properties   are   strategically    located
        neighborhood shopping centers principally anchored by tenants such as Giant Food, Safeway, Shoppers Food Warehouse, Food Lion, A&P Superfresh, Winn Dixie, Weis Markets, Acme Market, Dominick's Supermarket, CVS/Pharmacy, Eckerd Drug and Rite Aid. Neighborhood shopping centers are typically open-air centers ranging in size from 50,000 to 150,000 square feet of GLA and anchored by supermarkets and/or drug stores. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 108,000 square feet of GLA.

                      The Company, incorporated in Maryland in April 1994, is self-managed and self-administered and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

                      The Company's assets are held by, and all its operations conducted through, First Washington Realty Limited Partnership (the "Operating Partnership") and First Washington Management, Inc. ("FWM"). The Company is the sole general partner of the Operating Partnership. The limited partners are individuals, partnerships and others who have contributed their properties in exchange for partnership interests ("Units"). The limited partners may exchange their Units for cash, or at the option of the Company, for stock of the Company on a 1 for 1 basis. As of December 31, 1998 and 1997, the Company owned approximately 73% and 79% of the Operating Partnership, respectively. This arrangement is commonly referred to as an Umbrella Partnership or "UPREIT" structure. The Operating Partnership owns 100% of the non-voting preferred stock of FWM which entitles it to 99% of the cash flow. Certain officers of the Company own 100% of the voting common stock of FWM which entitles them to 1% of the cash flow. In addition, the Operating Partnership holds an FWM promissory note in the amount of $4,000 with interest payable quarterly in the amount of $120. FWM provides management, leasing and related services to the Operating Partnership and also provides such services to 13 third-party clients consisting of 21 properties and 2.0 million square feet of GLA. As of December 31, 1998, the Company and the Operating Partnership, including subsidiary partnerships, collectively owned 100% of the Retail Properties. Due to the Company's ability, as the general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated for financial reporting purposes. Allocation of net income and equity to the limited partners of the Operating Partnership is based on their respective partnership interests and is reflected in the accompanying Consolidated Financial Statements as minority interests. Losses allocable to the limited partners in excess of their basis are allocated to the Common Stockholders as the limited partners have no requirement to fund losses.

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------

                      In July 1998, the Company completed a public offering of 1,150,000 shares of Common Stock (the "July 1998 Offering"). The shares were priced at $23.75 per share resulting in net offering proceeds of $25,781.

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

2.      Acquisition of Rental Properties

                      During 1998, the Company acquired eight shopping centers for an aggregate acquisition cost of approximately $103,198. All the acquisitions were accounted for using the purchase method of accounting and the operations of each property are included in the Company's Statement of Operations from their respective dates of acquisition. The following is a summary of the acquisitions:

                                                  Total
Date                                              Acquisition    Anchor   Anchor
Acquired  Property Name       Location     GLA    Cost           Tenant    (GLA)
--------  -------------       --------     ---    -----------    -----     -----

01/98     Bowie Plaza         Bowie, MD    104,836   $12,189     Giant,   21,750
                                                                 CVS      15,000
03/98     Watkins Park Plaza  Mitchell-
                              ville, MD    112,143    14,662     Safeway, 43,205
                                                                 CVS      11,192

04/98    Parkville           Baltimore, MD 140,925     8,388     A&P      18,750
                                                                 Superfresh,
                                                                 Rite Aid  8,608

06/98    Elkridge Corners    Baltimore, MD  73,529     8,862     A&P      39,571
                                                                 Superfresh
                                                                 Rite Aid 10,408

06/98    Village Center      Richmond, VA  110,885    13,305     Ukrop's  39,003
                                                                 Super
                                                                 Market,
                                                                 CVS      11,700

11/98    Willston Centre I   Falls
                             Church, VA     86,468    10,382     CVS      11,206

11/98    Willston Centre II  Falls
                             Church, VA    127,434    13,339     Safeway  42,491

11/98    Town Center
         at Sterling         Sterling, VA  179,002    22,071     Giant
                                                                 Food     39,187
                                           -------    ------              ------

                                           935,222   $103,198            312,071
                                           =======   ========            =======

The acquisitions were funded as follows:

     Assumed Mortgage Debt (including premiums)                          $35,521
     Market Value of 1,618,794 Common Units                               39,674
     Deferred consideration                                                  828
     Cash                                                                 27,175
                                                                     -----------
                   Total                                                $103,198
                                                                      ==========

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------


                   The deferred consideration is due October 1999 and is to be paid in the form of 36,000 common Operating Partnership Units. The deferred consideration was determined at the date of acquisition and was included in determining the cost of the related acquisition.

                   The following unaudited pro forma condensed combined results of operations for the years ended December 31, 1998 and 1997 are presented as if the acquisitions and sales of the rental properties that occurred during 1998 and 1997 had occurred on January 1 of the period presented. In preparing the pro forma data, adjustments have been made to assume that the September 1997 and July 1998 Offerings occurred on January 1, of the periods presented. The proforma statements are based on historical information and do not necessarily reflect the actual results that would have occurred if the Company had owned the properties for the periods presented nor are they necessarily indicative of future results of operations of the Company.

                                                              1998          1997
                                                            --------      ------
                                                                  (unaudited)

Total revenues                                             $79,680       $76,083
                                                           =======       =======
Income before minority interest and
     distributions to Preferred Stockholders               $20,429       $18,996
                                                           =======      ========
Net income per common share - Basic                          $1.17         $0.99
                                                          ========     =========
Net income per common share - Diluted                        $1.16         $0.98
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------


Rental Properties


        Rental properties are carried at the lower of depreciated cost or fair value less costs to sell. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 31.5 to 40 year estimated life for buildings and 5 to 40 year estimated life for capital improvements. Tenant improvement expenditures are depreciated over the term of the related lease. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over the estimated useful life.

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

Deferred Lease Costs

        Fees and costs incurred to initiate and renew operating leases, including amounts incurred by FWM, are amortized over the lease term and are included in other assets.

Deferred Financing Costs

        Costs of interest rate caps, interest rate swaps, interest rate buydowns and fees incurred to obtain long-term financing are being amortized over the terms of the respective loans using the effective interest method. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date. Accumulated amortization of deferred financing costs at December 31, 1998 and 1997 was $8,022 and $7,683, respectively. Deferred financing cost amortization expense is included in interest expense and amounted to $1,148, $1,546 and $2,167 during 1998, 1997 and 1996, respectively.

Revenue Recognition

        Rental income attributable to leases is recorded when due from tenants. Certain of the leases provide for escalating base rents, which are recognized on a straight-line basis over the term of the agreement. Rents accrued, but not yet paid, are included in accounts receivable. As of December 31, 1998 and 1997 the amounts of these straight-line receivables were $5,685 and $4,689, respectively. The amount of rental income from the straight-lining of rents amounted to $1,122, $1,337 and $921 for the years ended 1998, 1997 and 1996 respectively. Certain of the leases also provide for additional revenue to be paid based upon the level of sales achieved by the lessee and are recorded as percentage rents. Additional rental revenue is recognized when it

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------

is probable that the lessee will reach the established level of sales. Most leases provide for tenant reimbursement of common area maintenance and other operating expenses.

        An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectable. Tenant accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,493 and $1,453 as of December 31, 1998 and 1997, respectively.

Income Taxes

        The Company operates and intends to continue to operate in a manner intended to qualify as a REIT under the Code. A trust which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The following per share distributions (and their tax classifications) were paid during 1998 (unaudited):


                        Ordinary       Return              Capital         Total
                         Income       of Capital             G              Paid
                         ------       ----------           -------        ------

         Preferred       $2.44          $0.00              $0.00           $2.44
         Common          $1.46          $0.49              $0.00           $1.95


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

Earnings (Loss) per Common Share

        Basic earnings (loss) per common share is calculated by dividing income after minority interest, less preferred distributions by the weighted average number of common shares outstanding during the respective periods. Diluted earnings (loss) per common share reflects the dilutive effect of outstanding employee stock options using the treasury stock method and other common stock equivalents. The assumed conversion of the partnership units (3,707,364, 2,121,089 and 782,360 common units as of December 31, 1998, 1997 and 1996 respectively and 429,147, 429,147, 419,609 preferred units as of December 31, 1998, 1997 and 1996, respectively), held by the limited partners of the Operating Partnership would result in the elimination of earnings and losses allocated to minority interests. The conversion of the preferred units would be anti-dilutive while the conversion of the common units would have no effect on the periods presented. The conversion of Preferred Stock (2,966,908 common share equivalents as of December 31, 1998, 1997, and 1996) and the Exchangeable Debentures (1,282,051 common share equivalents as of December 31, 1998, 1997 and 1996) would be anti-dilutive for the periods presented.

Minority Interest

        Minority interest represents the limited partners' interest of 3,707,364 and 2,121,089 common units in the Operating Partnership as of December 31, 1998 and 1997, respectively, and 429,147 Exchangeable Preferred Units in the Operating Partnership as of December 31, 1998 and 1997. The Exchangeable Preferred Units have an aggregate liquidation preference of $10,729. At the date of formation, the minority interest was established based on their interest in the value of the Operating Partnership. Annually, the income is assigned to Preferred Stockholders to the extent of their distributions and amounts necessary to maintain their balance

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------


at its liquidation value. Any remaining income is assigned to minority Common Stockholders based on their percentage interest during the period the income is generated. Losses of the Operating Partnership are allocated to minority Common Stockholders based on their percentage interest to the extent that they have capital available. In the event that consolidated net assets decrease below the Preferred Stock liquidation value, operating losses are allocated to the Preferred minority interest based on their percentage ownership. Additionally, the impact on stockholders equity of changes in minority interest percentage ownership caused by the issuance of common stock or the issuance of units of the Operating Partnership are reflected in additional paid in capital.

New Accounting Pronouncements

        On June 16, 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. Management has not assessed the impact of the adoption of SFAS 133 due to plans for refinancing the debt associated with interest rate swaps.


 4.     Rental Properties

                  Depreciation expense for each of the years ended December 31, 1998, 1997 and 1996 was $13,997, $10,719, and $7,675, respectively.

                  For each of the years ended December 31, 1998, 1997, and 1996, maintenance and repairs expense was $4,299, $3,501 and $2,767, respectively, and real estate taxes were $7,535, $4,968 and $3,070 respectively. Such amounts are included in property operating and maintenance expense in the accompanying consolidated statements of operations.

                  During 1998, the Company sold its two multifamily properties and three of the Georgetown Properties. The two multifamily properties (Branchwood and Park Place Apartments) were sold in March for a combined sales price of approximately $8,050. The gain on sale was approximately $1,536. In addition, in March 1998, the Company sold one of the Georgetown retail shops consisting of 5,000 square feet for $750. The gain on sale was approximately $147. In September 1998, the Company sold one of the Georgetown retail shops consisting of 3,700 square feet for $800. The gain on sale was approximately $335. In December 1998, the Company sold another one of the Georgetown retail Shops consisting of 4,100 square feet for $1,075. The gain on sale was approximately $353.


5.      Mortgage Debt

                  Mortgage and other notes payable consisted of the following as of December 31, 1998 and 1997, respectively:

                                                       1998                 1997
                                                     --------             ------

     Fixed-rate debt payable to 2014 at 6.59%
     to 9.90% (a)(b)(c)                              $221,406           $194,925

     Notes Payable under the Lines of Credit            9,200                -

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------

     Industrial revenue bonds payable June 2010 (d)       6,870            7,075

     Other variable rate mortgage
     payable January 2001 at LIBOR + 1.50%                6,637           10,030
                                                          -----           ------

          Total                                        $244,113         $212,030
                                                       ========         ========

(a) As part of the loans the lenders require the Company to establish escrow accounts for real estate taxes, insurance and a replacement reserve. These escrows, totaling $3,034 December 31, 1998 are included in other assets.

(b) On June 27, 1994, the Company borrowed $38,500 under new mortgage loans (collectively, the "Nomura Mortgage Loan") collateralized by five of the Properties. These loans, which bear interest at 30-day LIBOR (5.06% at December 31, 1998) plus 2.0% and mature on July 1, 1999, were closed to prepayment until July 1, 1998 and can be prepaid thereafter based on a 1.50% declining prepayment penalty. To mitigate its exposure to these variable rate loans, the Company entered into a five year interest rate protection agreement for a notional amount of $38,500 that is effective through the loans maturity, and caps the interest rate at 7.70% through maturity. The cost of the interest rate protection agreement of approximately $3,200, is being amortized over the life of the agreement using the effective interest rate method resulting in an effective interest rate on the Nomura Mortgage Loan of approximately 8.9% per annum. The estimated fair market value of the interest rate protection agreement, as determined by the issuing financial institution, was $0 at December 31, 1998.

(c) In December 1995, the Company entered into an interest rate swap contract with a notional amount of $38,500. The Company intends to hold such contract until the expiration date. The purpose of the swap is to fix the interest rate on the $38,500 Nomura loan through its expiration date of July 1, 1999 at 7.09%. Under the terms of the interest rate contract, the Company will be paying a fixed rate of 5.09% to the other party to the contract (the "Counter Party") through June 1999. The Company will be receiving variable payments from the Counter Party based on 30-day LIBOR through June 1999. The Counter Party has as collateral a $3,500 restriction on the $5,800 Line of Credit it provided the Company (see below). The fair market value of the interest rate swap is determined by the amounts at which they could be settled. If the Company had settled these agreements with the Counter Party on December 31, 1998, the Company would have paid approximately $12.

(d) The Company assumed Bond Obligations of $7,600 collateralized by Mayfair Shopping Center. The Bond Obligations bear interest at a variable rate, plus a letter of credit enhancement fee of 1.5%. The variable rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the Bond Obligations equal to par plus accrued interest, based on comparable issues in the market. The interest rate, including the 1.5% credit enhancement fee, was 4.25% at December 31, 1998 The Bond Obligations have a stated maturity of February 1, 2010, however, the letter of credit supporting the Bond Obligations expires on June 24, 2003.

The Nomura Mortgage Loan, the Debentures (see Note 6), and the Bond Obligations, contain affirmative and negative covenants, events of default and other provisions as are customarily required for such instruments. The most restrictive covenants require the Company to maintain a leverage ratio (total indebtedness divided by net worth) of at least 2.0, maintain a debt service coverage ratio (net income before interest and depreciation divided by scheduled debt service payments) of at least 1.50 and require the Operating Partnership to maintain a net worth of at least $150,000. At December 31, 1998 the Company is in compliance with all restrictive covenants.

        Maturities of the existing indebtedness at December 31, 1998 are as follows:

                  Principal            Amortization      Balloon
                  Curtailment           of Premiums       Amount           Total
                  -----------          ------------      -------        --------

1999                $ 3,877              $  1,480       $ 63,933        $ 69,290
2000                  3,864                 1,133         24,381          29,378
2001                  4,121                   952         16,386          21,459
2002                  4,115                   881          9,031          14,027
2003                  3,578                   608         14,924          19,110
Thereafter           13,594                 1,362         75,893          90,849
                    -------               -------      ---------     -----------
                    $33,149                $6,416       $204,548        $244,113
                    =======                ======       ========        ========

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------

     In anticipation of the large amounts of mortgage debt maturing in 1999 and 2000, the Company has entered into forward interest rate swap contracts. The Company intends to hold such contracts until their expiration dates. The purpose of the swaps is to mitigate any exposure to fluctuations in interest rates until the maturity dates of the mortgages when the Company expects to refinance these loans. Under the terms of the swap contract, the Company pays a fixed rate to the other party to the contract ("Counter Party") while receiving variable payments from the Counter Party based on 30-day LIBOR. This effectively fixes the LIBOR rate for the Company during the period of the swap contracts. The following is a summary of the Company's swap contracts as of December 31, 1998:

               Date                Period             Fixed          Fair
Notational     of                  of                 Rate           Market
Amount         Agreement           Contract           Payable        Value
----------     ---------           ---------          -------        ------
(in 000's)                                                         (in 000's)

$38,500        12/95          07/01/99 - 12/01/03      6.37%       $ (2,106)
 20,000        08/97          03/01/99 - 03/01/04      6.44%         (1,142)
 15,000        11/97          06/01/99 - 06/01/04      6.18%         (  665)
 24,000        01/98          05/01/00 - 05/02/05      5.85%         (  598)
--------                                              ------        --------

$97,500                                                6.23%       $ (4,511)
=======                                                =====        =========


     The Company currently has two collateralized revolving lines of credit (the "Lines of Credit"). The Company has a collateralized revolving Line of Credit of up to $45,000 with Union Bank of Switzerland. This line is collateralized by seven properties (Kenhorst Plaza, Shoppes of Graylyn, Watkins Park Plaza, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line which closed on January 22, 1998 and matures on January 31, 2001 replaces the Lines of Credit the Company had with Mellon Bank and Corestates Bank. Loans under this line will bear interest at LIBOR plus one percent (1%). The Company has an additional collateralized revolving Line of Credit of up to $5,775 from First Union Bank. Loans under this line will bear interest at LIBOR plus two percent (2%) per annum, and will mature on August 31, 1999. This Line of Credit is collateralized by a first mortgage lien on Brafferton Shopping Center. As of December 31, 1998, there was $9,200 outstanding under the Lines of Credit.

     The Lines of Credit are available to fund acquisitions, renovations, expansions and other working capital requirements. Definitive agreements with respect to the Lines of Credit contain customary representations, warranties and covenants.

     Interest paid for the years ended December 31, 1998, 1997, and 1996 was $20,595, $17,437, and $12,471, respectively.


6.   Debentures

     In June 1994, the Company effected a private placement with respect to $25,000 of aggregate principal amount of 8.25% Debentures due June 27, 1999, with interest payable quarterly beginning September 27, 1994. The Debentures are exchangeable in the aggregate for one million shares of Convertible Preferred Stock, representing approximately 7.5% of all shares of Common Stock (assuming exchange/conversion of all Common Units and Convertible Preferred Stock (or securities exchangeable into Convertible Preferred Stock or Common Stock)). The Debentures are collateralized by two of the Retail Properties.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------




7.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following as of December 31, 1998 and 1997, respectively:

                                                              1998          1997
                                                          -----------    -------

     Accrued real estate taxes                               $2,780       $2,577
     Deferred acquisition payments                            1,939        2,223
     Tenant security deposits                                 2,170        1,767
     Accrued compensation payable in Company stock            1,479          682
     Accounts payable and other accrued expenses              3,174        3,665
                                                              -----        -----
          Total                                             $11,542      $10,914
                                                           ========    =========

8.   Preferred Stock

     The Company's charter authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share. Currently 3,800,000 shares of preferred stock are designated as 9.75% Convertible Preferred Stock, of which 2,314,189 shares are issued and outstanding. The Convertible Preferred Stock has a liquidation preference equal to $25.00 per share plus an amount equal to any accrued and unpaid dividend (the "Convertible Preferred Liquidation Preference Amount"). Holders of the Convertible Preferred Stock are entitled to receive cumulative preferential cash dividends in an amount per share of Convertible Preferred Stock equal to $0.6094 per quarter plus a participating dividend equal to the amount, if any, of dividends in excess of $0.4875 per quarter with respect to the number of shares of Common Stock into which a share of Convertible Preferred Stock is then convertible. Shares of Convertible Preferred Stock are convertible on or after May 31, 1999 into 1.282051 shares of Common Stock. The Company may redeem the Convertible Preferred Stock commencing July 15, 1999 at a redemption price of $27.44 per share. The redemption price reduces annually thereafter to $26.95, $26.46, $25.98, $25.49 and $25.00.


9.   Summary of Noncash Investing and Financing Activities

     Significant noncash transactions for the years ended December 31, 1998, 1997, and 1996 were as follows:

                                               1998         1997            1996
                                            ---------     --------        ------

     Liabilities assumed in purchase
     of rental properties                  $ 35,521      $74,657         $20,171


     Common and Preferred Units in the
     Operating Partnership issued in
     connection with the purchase
     of rental properties                  $ 39,674      $33,851          $8,978


     Common Units in the Operating Partnership

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------


Issued to pay deferred consideration liability    $1,462         -          -

Adjustment for minority interest's
     ownership of the Operating Partnership      $10,981      $10,613     $1,868

Exchange of Common Units in the
     Operating Partnership for Common Shares      $1,297         $320        $83


10.  Lease Agreements

     The Company is the lessor of retail properties with initial lease terms expiring through the year 2020. Many leases are renewable for three to five years at the lessee's option. Future minimum lease receipts under noncancelable operating leases as of December 31, 1998 are as follows:

     1999                                                     $  59,651
     2000                                                        51,964
     2001                                                        45,244
     2002                                                        38,418
     2003                                                        31,091
     Thereafter                                                 170,966
                                                               --------
                                                               $397,334
                                                               ========

     These future rentals do not include additional rent which may be received from tenants for pass-through provisions in leases related to increases in operating expenses or for percentage rentals.

11.  Commitments and Contingencies


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


12.     Related-Party Transactions

                  The Operating Partnership owns 100% of the non-voting Preferred stock of First Washington Management, Inc. (FWM), which entitles it to 99% of the cash flow of FWM. Certain of the officers of the Company own 100% of the Common Stock of FWM which entitles them to 1% of the cash flow of FWM. In addition, the Company received $480 annually of interest income, included in income from Management Company, on the FWM Note in 1998, 1997 and 1996. The Company's equity in earnings of FWM for the year ended December 31, 1998, 1997 and 1996 was $398, $47 and $259 respectively.

                  FWM provides property management, leasing and other related services to the Company. Management and other fees paid by the Company in 1998, 1997 and 1996 amounted to $4,546, $3,687, and $1,955, respectively.

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

                  The Company established a Stock Option Plan (the "Stock Option Plan") for the Company's directors, executive officers and other key employees. The Stock Option Plan provides that the compensation committee of the Board of Directors (or Board, in the case of options granted to independent directors) may grant or issue stock options. Each grant or issuance will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. The plan provides for both non-qualified and incentive stock options. The Stock Option Plan provides that 1,296,691 shares of Common Stock will be reserved for issuance.

                  FAS 123 requires pro forma information regarding net income and earnings per share as if the Company accounted for its stock options under the fair value method of that statement. The fair value of the options issued in 1998, 1997 and 1996 are estimated to be $161.4, $221.0 and $5.3 respectively, as of the date of the grant, using a binomial model with the following weighted-average assumptions: risk-free interest rates of 5.50%, 7.37% and 7.37%; dividend rate of 9.34%, 8.71% and 8.71%; volatility factors of the expected market price of the Company's shares of 17.27%, 16.96% and 16.96%; and a weighted average expected life of the options of 3.00, 3.82 and 3.82 years.

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------


                                         1998                 1997          1996
                                         ----                 ----          ----

Pro forma net income (loss) before
     extraordinary item                 $ 9,878              $2,702     $(1,566)
Extraordinary item                        (358)               (954)        -
                                          -----             -------     --------

Pro forma net income (loss)             $ 9,520             $1,748      $(1,566)
                                         =======            =======     ========

Pro forma earnings (loss)
     per Common Share - Basic

     Income (loss) before
     extraordinary item                  $ 1.24             $0.48        $(0.47)
     Extraordinary item                   (0.05)            (0.17)          -
                                         -------            ------      --------
     Net income (loss)                   $1.19              $0.31        $(0.47)
                                         =======            ======      ========

Pro forma earnings per Common
Share - Diluted
     Income (loss) before
     extraordinary item                  $1.23              $0.47        $(0.47)
     Extraordinary item                  (0.05)             (0.17)          -
                                         ------             ------      --------

     Net income (loss)                    $1.18             $0.30        $(0.47)
                                         ======             ======      ========

         A summary of the Company's stock option activity for the years ended December 31 is as follows:
                                    Shares              Weighted
                                    Available           Average        Range of
                    Options         for Future          Exercise       Exercise
                    Outstanding     Option Grants       Price          Price
                    -----------     ------------        ----------     --------

December 31,1995    338,818         12,722              $19.50         $19.50

Options granted       3,500         (3,500)             $19.50         $19.50
Options expired/
  forfeited          (2,670)         2,670              $19.50         $19.50
                    -----------     -------------
December 31, 1996   339,648         11,892              $19.50         $19.50

Amendment of Stock
Option Plan             -          450,000

Options granted     145,500        (145,500)            $24.00         $24.00
Options exercised    (2,956)           -                $19.50         $19.50
Options expired/
  forfeited            (228)            228             $19.50         $19.50
                    ----------     ---------------
December 31, 1997   481,964        316,620              $20.86   $19.50 - $24.00


Amendment of Stock
  Option Plan           -          500,000

Options granted     105,500       (105,500)             $25.50         $25.50
Options exercised    (2,919)          -                 $19.50         $19.50
Options expired/
  forfeited          (8,228)         8,228              $23.69   $19.50 - $25.50
                     -------       ---------------

December 31, 1998   576,317        719,348              $21.67   $19.50 - $25.50
                     =======       ===============


     At December 31, 1998,  1997 and 1996  options for 379,150  shares,  334,131 shares and 336,148 shares, respectively were exercisable. The average remaining contractual life of options outstanding at December 31, 1998, 1997 and 1996 were
7.2 years, 7.9 years and 8.0 years, respectively. The weighted average grant date fair value per options granted in 1998, 1997 and 1996 was $1.53, $1.52 and $1.54 respectively.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------

Contingent and Restricted Stock Plans

                  Two of the Company's senior officers have entered into three year employment agreements. The agreements call for a base salary plus an incentive compensation arrangement based on the Company meeting certain operating result requirements. The incentive compensation is in the form of common stock grants. Up to 100,000 shares of stock may be issued to each of the two officers (or their designees). These additional shares of stock will be recorded as additional compensation in the period earned. During 1995, 22,417 shares were issued to each of the two officers. The weighted average fair value of the shares issued was $400. No additional shares were issued during 1996. In 1997, 47,380 shares were issued to each of the officers with a total value of $2,300. Total compensation cost recognized under this plan was $1,100, $1,500 and $1,800 for the years ended December 31, 1997, 1996 and 1995, respectively.

                  In April 1996, the stockholders of the Company approved a Contingent Stock Agreement and a Restricted Stock Plan for each of these officers. The Contingent Stock Agreements have reserved for grant 60,000 shares of common stock (30,000 shares each) for the period July 1, 1997 through December 31, 1999. The agreements are administered by the Compensation Committee of the Board of Directors ("Committee"). The grants will be awarded if the Committee determines that the Company has materially met certain targeted performance criteria. During 1998, 5,000 shares were issued to each of the two officers. The weighted average fair value of the shares was $270. The two officers were issued 39,200 shares each under the Restricted Stock Plan, which is also administered by the Compensation Committee. The shares issued under this plan are subject to a vesting schedule as follows:

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

                  In addition to the above restricted shares, during 1998 each of the two officers elected to receive a cash bonus in the form of 4,750 restricted shares. Such restricted shares are subject to a 3 year vesting period.

                  An additional 50,000 shares of common stock are reserved under the Restricted Stock Plan for grants to officers and employees of the Company, of which 22,862 were issued as of December 31, 1998.

                  On May 8, 1998, the Board amended the employment agreements of the two senior officers effective March 1998. The terms of the employment agreements were extended an additional three years. The amended employment agreements continue to provide for a base salary plus an incentive compensation arrangement, payable in cash based on the Company meeting certain operating result requirements. The amended employment agreements further provide for a grant of 150,000 shares each of additional Restricted Stock on January 1, 2000. The shares issued will be subject to vesting as follows: 25,000 shares on January 1, 2001; 50,000 shares on January 1, 2002, and 75,000 shares on January 1, 2003. The amended employment agreements also provide for the issuance of an additional 25,000 shares each of Contingent Stock on each of March 31, 2001, 2002 and 2003, based on the Company's attainment of performance goals during the preceding fiscal year.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------

Stock Plan Amendments

                  To provide for the additional options and shares described above on May 8, 1998 the Stockholders approved amendments to the Stock Option Plan (increasing the shares available for issuance by 500,000), Restricted Stock Plan (increasing the number of shares available for issuance by 350,000 shares to 368,508 shares), and the Contingent Stock Agreements by granting an additional 150,000 shares.

14.      Condensed Quarterly Financial Information (Unaudited)

1998                              First            Second     Third       Fourth
----                              -----            ------     -----       ------

Total revenues                  $16,640           $18,112   $18,563      $20,749

Income before extraordinary
item, preferred distributions
and minority interest            $5,507            $3,940    $5,151       $5,603

Extraordinary item                $(358)             -          -            -

Income allocated
to Common Stockholders           $2,673            $1,643    $2,625       $2,740

Earnings per Common Share-Basic:
Income before extraordinary item  $0.41            $0.22      $0.31        $0.32
Extraordinary item                (0.05)             -          -            -
                                  -----         ---------- --------     --------
Net income                        $0.36            $0.22      $0.31        $0.32
                                  =====           =======     =====        =====

Earnings per Common Share-Diluted:
Income before extraordinary item  $0.41            $0.22      $0.31        $0.32
Extraordinary item                (0.05)             -          -            -
                                  ------         --------    -------    --------
Net income                        $0.36            $0.22      $0.31        $0.32
                                  ======          =======    =======      ======


1997                              First            Second     Third       Fourth
----                              -----            ------     -----       ------

Total revenues                  $12,359           $12,888   $14,116      $16,271

Income before extraordinary
item, minority interest
and preferred distributions      $1,822            $1,617    $2,633       $4,071

Extraordinary item               $(134)              -       $(561)       $(259)

Income (loss) allocated           $21              $(35)     $323         $1,660
to Common Stockholders

Earnings (loss) per Common
  Share-Basic
Income (loss) before
  extraordinary item             $0.03            $(0.01)    $0.16        $0.33
  Extraordinary item             (0.03)                -     (0.10)       (0.04)
                                 -----           --------    ------       -----
Net Income (loss)               $ 0.00            $(0.01)    $0.06        $0.29
                                =======          ========    =====        =====

Earnings (loss) per
  Common Share - Diluted:
Income (loss) before
  extraordinary item            $(0.03)          $(0.01)     $0.16         $0.26
  Extraordinary item             (0.03)                -     (0.10)       (0.04)
                                 ------         --------     ------       ------
Net income (loss)                $0.00           $(0.01)     $0.06        $0.22
                                 ======         ========     =====        =====

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

     The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                       1998                         1997
                             -------------------------     ---------------------

                              Carrying            Fair      Carrying        Fair
Financial Assets:             Value               Value     Value          Value
                              --------            -----     --------      ------

Cash and Equivalents           $3,163            $3,163      $3,142       $3,142

Financial Liabilities:

Mortgage notes payable       $244,113          $275,499    $212,030     $248,200

Debentures                    $25,000         $  30,369     $25,000      $35,256

Off-Balance Sheet Assets/
Liabilities:

Interest Rate Swaps and
Caps receive/(pay)               -             $(4,523)        -          $(612)

16.  Business Segments

     The Company owns one property type only i.e. neighborhood shopping centers. The Company's management makes decisions on allocation of resources, designs compensation packages and performs internal financial analysis based on the following business segments:

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------


                                                          Retail
                                                        Properties    FWM, Inc.
                                                        ----------    ---------

Year ended December 31, 1998:
Revenues                                                  $72,942         $6,487
Operating and maintenance expenses                         17,934          6,405
                                                          ------           -----
Income from operations                                    $55,008            $82
                                                          =======            ===
Commercial real estate property
 expenditures                                            $110,646             $0
                                                         ========             ==
Segment assets at December 31, 1998                      $532,954             $0
                                                         ========             ==


Year ended December 31, 1997:
Revenues                                                  $54,297         $5,902
Operating and maintenance expenses                         13,522          5,469
                                                           ------          -----
Income from operations                                    $40,775           $433
                                                          =======           ====
Commercial real estate property
 expenditures                                            $144,411             $0
                                                         ========             ==
Segment assets at December 31, 1997                      $439,141             $0
                                                         ========             ==

Year ended December 31, 1996:
Revenues                                                 $39,517          $5,652
Operating and maintenance expenses                         9,743           5,431
                                                           -----           -----
Income from operations                                   $29,774            $221
                                                         =======            ====
Commercial real estate property
 expenditures                                            $86,143              $0
                                                         =======              ==
Segment assets at December 31, 1996                     $313,613              $0
                                                        ========              ==


Other (1)             Total
---------             -----

($5,365)            $74,064
 (6,405)             17,934
 -------             ------
 $1,040             $56,130
 =======            =======
  $0               $110,646
 =======           ========

  $0               $532,954
 =======           ========


($4,565)            $55,634
 (5,469)             13,522
 -------             ------
  $904              $42,112
 =======            =======
   $0              $144,411
 =======           ========
   $0              $439,141
 =======           ========

($4,731)            $40,438
 (5,431)              9,743
 -------            -------
  $700              $30,695
 =======            =======
   $0               $86,143
 =======            =======
   $0              $313,613
 =======            =======



         The following table reconciles income from operations for reportable segments to income (loss) before extraordinary items as reported in the Consolidated Statements of Operations.


                                                         Years ended December 31
                                                         -----------------------

                                                1998           1997         1996
                                                ----           ----         ----

Income from operations for reportable segments  $56,130      $42,112     $30,695
General and administrative expenses              (3,789)      (3,363)    (3,137)
Interest expense                                (19,966)     (18,416)   (14,986)
Depreciation and amortization                   (14,627)     (11,172)    (8,019)
Income allocated to minority interest            (4,521)      (1,579)      (694)
Distributions to Preferred Stockholders          (5,641)      (5,641)    (5,641)
Income from Management Company                     82           433          221
Gain on sale of properties                        2,371         549            -
                                                  -----       -------   --------
Income (loss) before extraordinary items        $10,039       $2,923    ($1,561)
                                                =======       ======    ========

(1) Represents the adjustment for straight-lining of rents and reflecting the net income from FWM using the equity method of accounting.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                    --------






17.  Subsequent Events

     On January  18,  1999 the Board of  Directors  declared a  distribution  of
$0.4875 and $0.6094 per Common and Preferred share of stock, respectively to shareholders of record as of February 1, 1999. On February 15, 1999, distributions in the amount of $7,606 were paid.

     On January 5, 1999 the Company acquired Kamp Washington Shopping Center located in Fairfax, Virginia. The total acquisition cost of $15,200 was financed through assumed mortgage indebtedness of $3,100, a draw on the Company's Line of Credit of $9,800 and cash of $2,300, which included $1,800 of proceeds from the sale of properties in 1998, which were treated as a Section 1031 exchange for tax purposes. The mortgage loan carries an all-in effective interest rate of 7.0% and matures in December 2009. Kamp Washington contains 71,825 square feet of GLA and is anchored by Borders Books.

                       FIRST WASHINGTON REALTY TRUST, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years Ended December 31, 1998, 1997 and 1996

                                    --------

                    Balance at       Additions         Deduction
                    Beginning      Charged to Bad      Amounts        Balance at
Description         of Year        Debt Expense        Written Off   End of Year
-----------         ---------      --------------      -----------   -----------

Allowance for
Doubtful Accounts:


Year Ended
December 31, 1998   $1,453           $1,993            $(953)         $2,493
                    ======           ======            ======         ======

Year Ended
December 31, 1997     $683           $1,285            $(515)         $1,453
                      ====           ======            ======         ======

Year Ended
December 31, 1996     $418             $527            $(262)           $683
                      ====             ====            ======           ====

       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                         -----------------------------
                             (dollars in thousands)


Property                       Location                          Encumbrance
--------                       --------                          -----------
Retail:

   Allen Street (1)            Allentown, PA                         $5,817
   Ashburn Village             Ashburn, VA                            6,637
   Bowie Plaza                 Bowie, MD                              5,047
   Brafferton (2)              Garrisonville, VA                        -
   Bryans Road (3)             Bryans Road ,MD                       38,500
   Capital Corner              Landover, MD                             -
   Centre Ridge Marketplace (2)Centreville, VA                        9,200
   Chesapeake Bagel Building   Alexandria, VA                           735
   City Avenue Shopping Center Philadelphia, PA                       9,751
   Clinton Square              Clinton, MD                              -
   Clopper's Mill              Germantown, MD                        13,888
   4483 Connecticut            Washington, D.C.                         -
   Colonial Square             York, PA                                 -
   Davis Ford Crossing (3)     Manassas, VA                             -
   Elkridge Corner             Elkridge, MD                           6,546
   Festival at Woodholme       Baltimore, MD                         11,364
   Firstfield                  Gaithersburg, MD                       2,445
   First State Plaza (3)       New Castle, DE                           -
   Four Mile Fork (2)          Fredericksburg, VA                       -
   Fox Mill (4)                Reston, VA                            25,000
   Georgetown Shops (5)        Washington, D.C.                         -
   Glen Lea (6)                Richmond, VA                          12,968
   Hanover Village (6)         Mechanicsville, VA                       -
   James Island (3)            Charleston, SC                           -
   Kenhorst Plaza (2)          Reading, PA                              -
   Kings Park                  Burke, VA                              4,626
   Laburnum Park (6)           Richmond, VA                             -
   Laburnum Square (6)         Richmond, VA                             -
   McHenry Commons             McHenry, IL                            6,355
   Mallard Creek               Round Lake Beach, IL                  11,443
   Mayfair                     Philadelphia, PA                       6,870
   Mitchellville Plaza         Mitchellville, MD                     15,026
   Newtown Square (2)          Newtown Square, PA                       -
   Northway                    Millersville, MD                       7,928
   Parkville Shopping Center   Baltimore, MD                          3,465
   Penn Station (4)            District Heights, MD                     -
   P.G. County Comm & Tech Pk. Beltsville, MD                           -
   Pheasant Hill               Bolingbrook, IL                        7,834
   Potomac Plaza               Woodbridge, VA                         3,656
   Riverside Square/
      River's EDGE             Chicago, IL                            2,384
   Rosecroft                   Temple Hills, MD                         -


                                                       Gross amounts at
                              Capitalized              which carried at
Initial Cost                  Subsequent to            the close of period
------------                  -------------            -------------------

          Building &               Acquisition
Land      Improvements             Improvements        Land      Improvement
----      ------------             ------------        ----      ----------

$  867     $2,404                      $1,029          $ 867       $ 3,433
 2,373      7,494                          13          2,373         7,507
 2,256      9,933                         405          2,256        10,338
 1,595      6,385                         490          1,595         6,875
 1,214      3,314                       4,056          1,230         7,354
   966        0                         3,512            989         3,489
 4,847      3,807                       2,223          5,108         5,769
   191        804                         661            192         1,464
 3,135     12,540                       1,899          3,259        14,315
   242      1,437                        (140)           251         1,288
 4,011     16,006                         125          4,011        16,131
    91        932                         152             95         1,080
   639      1,678                         258            646         1,929
 2,574     10,092                         293          2,543        10,416
 1,625      7,236                          15          1,625         7,251
 2,915     11,660                         230          2,915        11,890
   699      2,797                         235            699         3,032
 2,575     10,358                         792          2,575        11,150
 1,196      4,783                         192          1,196         4,975
 2,752     11,019                         395          2,752        11,414
   949      3,174                      (2,153)           516         1,454
   757      3,027                         204            757         3,231
 1,081      4,323                         198          1,081         4,521
 1,321      2,758                         427          1,324         3,182
 2,253      9,013                       1,654          2,253        10,667
 1,153      4,613                         622          1,153         5,235
 1,194      4,774                        (367)         1,148         4,453
 1,104      4,418                       1,037          1,105         5,454
 1,669      6,676                         146          1,609         6,882
 2,674     10,695                          76          2,560        10,885
 2,463      9,860                         360          2,463        10,220
 4,279     17,114                         112          3,877        17,628
 2,508     10,031                          48          2,508        10,079
 1,838      7,400                         586          1,837         7,987
 1,678      6,711                           7          1,678         6,718
 4,275        0                        21,377          4,285        21,367
 1,309        972                       5,513          1,342         6,452
 2,012      8,047                          56          1,899         8,216
   795      4,235                       1,200            733         5,497
 2,772     11,086                         424          2,749        11,533
   664      2,723                       2,535            688         5,234

                         Accumulated         Date of             Date
Total                    Depreciation        Construction        Acquired
-------------            ------------        ------------        ---------------

$4,300                      $336                 1958                 1996
 9,880                       437                 1996                 1997
12,594                       315                 1966                 1998
 8,470                       998                 1974                 1994
 8,584                     1,968                 1972                 1990
 4,478                     1,506                 1987                 1986
10,877                       473                 1996                 1996
 1,656                       701                 1800's               1983
17,574                       845                 1950's-60's          1997
 1,539                       748                 1979                 1984
20,142                     1,432                 1995                 1996
 1,175                       420                 1954                 1986
 2,575                       551                 1955                 1990
12,959                     1,483                 1988                 1994
 8,876                       121                 1990                 1998
14,805                     1,385                 1986                 1995
 3,731                       299                 1978                 1995
13,725                     1,730                 1988                 1994
 6,171                       323                 1975                 1997
14,166                     1,648                 1988                 1994
 1,970                       599                 1800's            1983-1989
 3,988                       371                 1969                 1995
 5,602                       538                 1971                 1995
 4,506                       902                 1967                 1990
12,920                     1,142                 1990                 1995
 6,388                       341                 1966                 1996
 5,601                       513                 1988                 1995
 6,559                       633                 1975                 1995
 8,491                       290                 1988                 1997
13,445                       468                 1987                 1997
12,683                     1,502                 1988                 1994
21,505                       704                 1991                 1997
12,587                       642                 1960's-70's          1996
 9,824                       517                 1987                 1996
 8,396                       178                 1961                 1998
25,652                     6,495                 1989                 1986
 7,794                     2,586                 1985                 1985
10,115                       347                 1983                 1997
 6,230                     1,926                 1963                 1985
14,282                       482                 1986                 1997
 5,922                     2,010                 1963                 1985


       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                            ------------------------
                             (dollars in thousands)
                                   (Continued)


Property                       Location                          Encumbrance
--------                       --------                          -----------
Retail:

Shoppes of Graylyn (2)             Wilmington, DE                        -
Shoppes of Kildaire                Cary, NC                           7,574
Southside Marketplace              Baltimore, MD                      7,927
Spring Valley Shopping Center      Washington, DC                        -
Stefko Boulevard (1)               Bethlehem, PA                         -
Stonebrook Plaza                   Merrionette Park, IL               6,002
Takoma Park (2)                    Takoma Park                           -
The Oaks                           Des Plaines, IL                    9,706
Town Center at Sterling            Sterling, VA                       9,274
Valley Center (3)                  Owings Mills, MD                     569
Village Shopping Center            Richmond, VA                          -
Watkins Park (2)                   Mitchellville, MD                     -
Willston Centre I                  Falls Church, VA                      -
Willston Centre II                 Falls Church, VA                  10,576
                                                                     ------

                                                                   $269,113

                                                       Gross amounts at
                              Capitalized              which carried at
Initial Cost                  Subsequent to            the close of period
------------                  -------------            -------------------

          Building &               Acquisition
Land      Improvements             Improvements        Land      Improvement
----      ------------             ------------        ----      ----------

 1,478       5,912                       79             1,478          5,991
 2,202       8,833                    2,102             2,208         10,929
 2,209       8,835                      366             2,209          9,201
 1,175       4,698                      211             1,175          4,909
 1,149       3,187                    1,889             1,149          5,076
 1,657       6,626                      136             1,570          6,849
   957       3,829                    1,148               957          4,977
 2,892      11,570                      549             2,735         12,276
 4,414      14,659                    3,000             4,414         17,659
 4,718      18,938                    2,044             5,551         20,149
 2,660      10,638                       24             2,660         10,662
 2,932      11,729                        3             2,932         11,732
 2,076       8,305                      228             2,115          8,494
 2,667      10,671                       15             2,667         10,685
 -----      ------                  --------          -------         ------

$108,697   $384,759                 $62,691          $108,562        $447,584
========   ========                 =======          =========       ========


                         Accumulated         Date of             Date
Total                    Depreciation        Construction        Acquired
-------------            ------------        ------------        ---------------

 7,469                          394              1971                1997
13,137                        3,953              1986                1986
11,410                          762              1990                1996
 6,084                          164              1930                1997
 6,225                          503              1958-60-75          1996
 8,419                          295              1984                1997
 5,934                          410              1960                1996
15,011                          520              1983                1997
22,073                           74              1973-1978           1998
25,700                        2,889              1987                1994
13,322                          198              1948                1998
14,664                          291              1985                1998
10,609                           53              1952                1998
13,352                           64              1986                1998

$556,146                    $51,475
=========                   =======


(1) These properties are encumbered by first deeds of trust as collateral for a $5,817 mortgage loan.

(2)  These properties serve as collateral for the Line of Credit facilities.

(3) These properties are encumbered by first deeds of trust as collateral for the $38,500 Nomura mortgage loan.

(4)  These  properties   serve  as  collateral  for  the  $25,000   Exchangeable
     Debentures.

(5) Consists of five locations in the shopping district of Georgetown in Washington, DC.

        Three properties was subsequently sold in 1998.

(6) These properties are encumbered by first deeds of trust as collateral for a $12,968 mortgage loan.

(7) These properties were subsequently sold in 1998. (8) The retail properties and the multi-family properties have depreciable lives of 31.5 years and
     40.0 years respectively.

                                Property
                                Acquisitions   Additions/     Cost       Balance
                  Balance at    Charges to     Improvements   of         at
                  Beginning     Depreciation   to             Estate     End of
                  of Year       Expense        Properties     Sold       Year
                  ===========   ============   ============   ======     =======

Rental Properties $456,798      $103,191        $7,455       $(11,298)  $556,146
                  ========      ========        =======      =========  ========

Accumulated
Depreciation        40,839        13,997              -      (3,361)     $51,475
                   =======        ======        =======      ========  =========