Form 10-Q
period 1999-03-31
FIRST WASHINGTON REALTY TRUST INC
filed 1999-05-14
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended March 31, 1999


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock, $.01 par value, outstanding as of May 14, 1999:

                        8,603,218 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX
                                      -----








Part I:  Financial Information                                              Page
------------------------------                                              ----

Item 1.  Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
              December 31, 1998                                                1

         Consolidated Statements of Operations (unaudited) for the three months
              ended March 31, 1999 and 1998                                    2

         Consolidated Statements of Cash Flows (unaudited) for the three months
              ended March 31, 1999 and 1998                                    3

         Notes to Unaudited Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                    9

Item 3.   Qualitative and Quantitative Disclosures about Risk                 12

Part II:  Other Information
---------------------------

Item 2.  Market for the Registrant's Common Equity and Related Shareholders
              Matters                                                         12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                                   -----------

                                               March 31,            December 31,
                                                 1999                    1998
                                                 ----                    ----
                                              (unaudited)
                                     ASSETS

Rental properties:
  Land                                          $111, 767              $108,562
  Buildings and improvements                      461,849               447,584
                                                 --------              --------
                                                  573,616               556,146
Accumulated depreciation                          (55,481)              (51,475)
                                                 ---------             ---------
Rental properties, net                            518,135               504,671

Cash and equivalents                                4,611                 3,163
Tenant receivables, net                             9,913                 9,463
Deferred financing costs, net                       4,964                 1,921
Other assets                                       11,289                13,736
                                              -----------           -----------

          Total assets                           $548,912              $532,954
                                                 ========              ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                         $262,324              $244,113
  Debentures                                       25,000                25,000
  Accounts payable and accrued expenses            10,557                11,542
                                              -----------           -----------

          Total liabilities                       297,881               280,655

Minority interest                                  65,613                66,218

Commitments and Contingencies

Stockholders' equity:
  Convertible preferred stock $.01 par
     value, 3,800,000 shares designated;
     2,315,469 and 2,314,189 issued and
     outstanding, respectively(aggregate
     liquidation preference of $57,887
     and 57,855 respectively)                          23                    23
  Common stock $.01 par value, 90,000,000
     shares authorized; 8,603,218 and
     8,566,985 shares issued and outstanding,
     respectively                                      86                    86
  Additional paid-in capital                      219,405               218,345
  Accumulated distributions in excess of
     earnings                                     (34,096)              (32,373)
                                                 ----------          -----------

          Total stockholders' equity              185,418               186,081
                                                 --------            ----------

          Total liabilities and stockholders'
          equity                                 $548,912              $532,954
                                                 ========              ========



        The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                   (unaudited)
                                     -------

                                                          For three months ended
                                                                   March 31,
                                                          ----------------------

                                                          1999             1998
                                                          ----             -----
         Revenues:
              Minimum rents                               $15,976       $12,928
              Tenant reimbursemen                           4,298         3,088
              Percentage rents                                381           396
              Other income                                    470           228
                                                          --------      -------
                  Total revenues                           21,125        16,640
                                                          -------       -------

         Expenses:
              Property operating and maintenance            5,205         4,143
              General and administrative                    1,095           837
              Interest                                      5,525         4,851
              Depreciation and amortization                 4,212         3,265
                                                          -------       -------
                  Total expenses                           16,037        13,096
                                                          -------      --------

              Income before gain on sale of properties,  income from  Management
               Company, extraordinary item, minority interest and distributions to Preferred
               Stockholders                                 5,088         3,544

              Gain on sale of properties                        0         1,683

              Income from Management Company                   85           280
                                                          -------         -----

              Income before extraordinary item,
                minority interest and distributions
                to Preferred Stockholders                   5,173         5,507

              Extraordinary item - loss on early
                extinguishment of debt                          0          (358)
                                                          -------         -----

              Income before minority interest and
                distributions to Preferred Stockholders     5,173         5,149

              Income allocated to minority interest        (1,306)       (1,065)
                                                        ----------    ----------
              Income before distributions to
                Preferred Stockholders                      3,867         4,084
              Distributions to Preferred Stockholders      (1,410)       (1,410)
                                                           -------       -------
              Income allocated to Common Stockholders      $2,457        $2,674
                                                        =========      =========

              Earnings per Common Share - Basic
                  Income before extraordinary item          $0.29         $0.41
                  Extraordinary item                         0.00         (0.05)
                                                        ---------      ---------
                  Net income                                $0.29         $0.36
                                                        =========      =========
              Earnings per Common Share - Diluted
                  Income before extraordinary item          $0.28         $0.41
                  Extraordinary item                         0.00         (0.05)
                                                         --------      ---------
                  Net income                                $0.28         $0.36
                                                          =======      =========
              Shares of Common Stock -   Basic              8,575         7,380
                                                        =========      =========
              Shares of Common Stock -  Diluted             8,649         7,481
                                                        =========      =========
              Distributions per share                     $0.4875       $0.4875
                                                        =========      =========


              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (unaudited)
                                    --------
                                                      For three months ended
                                                             March 31,
                                                      ----------------------
                                                    1999                   1998
                                                    ----                   ----

Operating Activities:
  Income before distributions to
     Preferred Stockholders                       $3,867                 $4,084
  Adjustment to reconcile net cash
     provided by operating activities:
    Income allocated to minority interest          1,306                  1,065
    Depreciation and amortization                  4,212                  3,265
    Gain of sale of rental properties                  0                 (1,683)
    Loss on early extinguishment of debt               0                    358
    Amortization of deferred financing costs
     and loan premiums                              (203)                  (120)
    Equity in earnings of Management Company          35                   (160)
    Compensation paid or payable in company
     stock                                           286                    323
    Provision for uncollectible accounts             540                    627
    Recognition of deferred rent                    (319)                  (145)
    Net changes in:
      Tenant receivables                            (671)                    22
      Other assets                                   394                    (40)
      Accounts payable and accrued expenses         (124)                  (652)
                                                 --------               --------
         Net cash provided by operating
          activities                               9,323                  6,944
                                                 --------               --------

Investing Activities:
  Additions to rental properties                  (2,296)                (1,914)
  Acquisition of rental properties               (10,344)               (17,989)
  Proceeds from sale of rental properties              0                  4,253
                                                 --------               --------
         Net cash used in investing activities   (12,640)               (15,650)
                                                 --------               --------

Financing Activities:
  Net proceeds from line of credit                16,800                 21,437
  Proceeds from exercise of stock options             50                     37
  Repayment of line of credit                          0                 (6,300)
  Mortgage notes principal payments               (1,167)                  (978)
  Additions to deferred financing costs           (3,311)                  (487)
  Distributions paid to Preferred Stockholders    (1,410)                (1,410)
  Distributions paid to Common Stockholders       (4,182)                (3,619)
  Distributions paid to minority interest         (2,015)                (1,185)
                                                 --------             ----------
         Net cash provided by financing
          activities                               4,765                  7,495
                                                 --------             ----------

  Net change in cash and equivalents               1,448                 (1,211)
  Cash and equivalents, beginning of period        3,163                  3,142
                                                 --------             ----------
         Cash and equivalents, end of period      $4,611                 $1,931
                                                 ========             ==========

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------

1.       Business

         General

                  First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") . The Company owns a portfolio of 56 retail properties containing a total of approximately
         6.0 million square feet of gross leasable area located in the Mid-Atlantic region and the Chicago, Illinois metropolitan area.

                  The Company currently owns approximately 73.1% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 38 Properties directly and 18 Properties are owned by lower tier entities in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% interest.

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

2.       Summary of Significant Accounting Policies

         Basis of Presentation

                  The unaudited interim consolidated financial statements of the
         Company  are  prepared   pursuant  to  the   Securities   and  Exchange
         Commission's rules and regulations for reporting on Form 10-Q and should be read in conjunction with the financial statements and the notes thereto of the Company's 1998 Annual Report to Stockholders. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------


         Derivatives

                  The Company may enter into various forward interest rate swap arrangements from time to time in anticipation of a specific debt transaction. These arrangements are used to manage the Company's exposure to fluctuations in interest rates. The Company does not utilize these arrangements for trading or speculative purposes. These arrangements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the arrangement is settled. The proceeds or payments resulting from the settlement of the arrangement are deferred and amortized over the life of the debt as an adjustment to interest expense. Premiums paid to purchase interest rate protection agreements (such as caps) are capitalized and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in deferred financing costs in the consolidated balance sheet. Amounts received under the interest rate protection agreements are recorded as a reduction of interest expense.

                  With the application to Met Life, (see note 6) the Company executed a rate lock agreement thereby fixing the interest rate for the term of the loans. Accordingly, in February 1999 the Company closed out three forward interest rate swap arrangements which were to commence in 1999. These arrangements which had a combined notional amount of $73.5 million were closed out at a combined cost to the Company of $3,100. This cost which is included in deferred financing costs will be amortized over the life of the Met Life loan using the effective interest rate method.

3.       Acquisition of Rental Properties

                  During the first three months of 1999, the Company acquired one shopping center for an aggregate acquisition cost of approximately $15,204. All the acquisitions were accounted for using the purchase method of accounting and the operations of the property is included in the Company's Statement of Operations from the date of acquisition. The following is a summary of the acquisition transaction:

Date      Property                          Total         Anchor         Anchor
Acquired    Name       Location     GLA     Cost          Tenant         (GLA)
--------  --------     --------     ---     -----         ------         ------

1/99      Kamp         Fairfax,
          Washington   Virginia    71,825  $15,204      Border Books     30,000

The acquisition was financed as follows:

           Number of
Property   Partnerships  Market  Assumed Mortgage   Line of Credit
Name         Units       Value       Debt (1)            Draw      Cash   Total
--------   ------------  ------  ----------------   -------------  ----   -----

Kamp            -           -         $3,045            $9,800    $2,359 $15,204
Washington

(1)  Includes loan premiums.
(2) Includes net proceeds from the sale of properties that occurred in the fourth quarter of 1998. Approximately $1,814 of net proceeds were used to acquire Kamp Washington in a Section 1031 tax free exchange.

                  The following unaudited pro forma condensed combined results of operations are presented as if the acquisitions and sales of the rental properties that occurred during 1998 and 1999, and the July 1998 offering had occurred on January 1, 1998. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------




                                                      For the three months ended
                                                                March 31,
                                                      --------------------------
                                                                     (unaudited)
                                                         1999               1998
                                                         ----               ----
           Pro forma Total Revenues                    $21,125           $19,098
                                                       =======           =======
           Pro forma net income                        $ 2,457           $ 2,431
                                                       =======           =======
           Pro forma earnings per Common
               Share - Basic                           $  0.29           $  0.28
                                                       =======           =======
           Pro forma earnings per Common
               Share - Diluted                         $  0.28           $  0.28
                                                       =======           =======


4.       Summary of Noncash Investing and Financing Activities

         Significant noncash transactions for the three months ended March 31, 1999 and 1998 were as follows:


                                                          1999              1998
                                                          ----              ----

                  Liabilities assumed in acquisition
                    of rental properties                $3,045            $5,400
                  Common units in the Operating
                    Partnership issued in connection
                    with the acquisition of rental
                    properties                             -              $5,384
                  Increase in minority interest's
                    ownership of the Operating
                    Partnership                           $104            $2,125
                  Accrued compensation paid
                    through the issuance of Common
                    Stock                               $1,116              $760

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------



5.       Business Segments

         The Company owns one property type only i.e. neighborhood shopping centers. The Company's management makes decisions on allocation of resources, designs compensation packages and performs internal financial analysis based on the following business segments:

                                     Retail        FWM,
                                     Properties    Inc.       Other (1)    Total
                                     ----------    ---------  ---------    -----

Three months ended March 31, 1999:
Revenues                                 $20,806      $1,810   ($1,491)  $21,125
Operating and maintenance expenses         5,205       1,725    (1,725)    5,205
                                         -------       -----    -------   ------
Income from operations                   $15,601         $85     $ 234   $15,920
                                        ========       =====     =====   =======
Commercial real estate property
 expenditures                            $17,404      $  -       $  -    $17,404
                                        ========      ======     =====   =======
Segment assets at March 31, 1999        $548,912      $  -       $  -   $548,912
                                        ========      ======     =====  ========

Three months ended March 31, 1998:
Revenues                                 $16,495      $2,045   ($1,900)  $16,640
Operating and maintenance expenses         4,143       1,765    (1,765)    4,143
                                         -------      ------    -------   ------
Income from operations                   $12,352        $280     ($135)  $12,497
                                         =======        ====     ======  =======
Commercial real estate property
 expenditures                            $28,309      $  -       $  -    $28,309
                                        ========      ======     ======  =======
Segment assets at March 31, 1998        $456,872      $  -       $  -   $456,872
                                        ========      ======     ====== ========

         The following table reconciles income from operations for reportable segments to income (loss) before extraordinary items as reported in the Consolidated Statements of Operations.

                                                     Three months ended March 31
                                                     ---------------------------

                                                       1999                 1998
                                                       ----                 ----

Income from operations for reportable segments       $15,920            $12,497
General and administrative expenses                   (1,095)              (837)
Interest expense                                      (5,525)            (4,851)
Depreciation and amortization                         (4,212)            (3,265)
Income allocated to minority interest                 (1,306)            (1,065)
Distributions to Preferred Stockholders               (1,410)            (1,410)
Income from Management Company                            85                280
Gain on sale of properties                               -0-              1,683
                                                      -------            -------
Income before extraordinary items                      $2,457            $3,032
                                                      =======            =======

(1) Represents the adjustment for straight-lining of rents and reflecting the net income from FWM using the equity method of accounting.

6.   Subsequent Events

     On April 16, 1999, the Board of Directors declared a distribution of $0.4875 and $0.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of May 1, 1999, payable on May 15, 1999.

     In April 1999, Metropolitan Life Insurance Company approved the pending application for six loans totaling $75.0 million ("Met Life Loan"), subject to final environmental reviews being performed at some of the collateral properties. In April 1999, two of the six loans were closed totaling $17,600. The proceeds of these loans were used to pay off the maturing loans collateralized by Mallard Creek and McHenry Commons Shopping Centers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q. Dollars are in thousands except per share data.

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

     For the three months ended March 31, 1999, the net income allocated to common stockholders decreased by $217 or 8.1% from $2,674 to $2,457, when compared to the three months ended March 31, 1998, primarily due to a gain on sale of properties of $1,683 recorded during the first quarter of 1998, offset by an increase in revenues which were primarily due to the purchase of Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners Shopping Center in May 1998, Village Shopping Center in June 1998, Wilston Centre I, Wilston Centre II and Town Center at Sterling in November 1998 (the "1998 Acquisitions"), and Kamp Washington in January, 1999 (the "1999 Acquisition").

     Total revenues increased by $4,485 or 27.0%, from $16,640 to $21,125, due primarily to an increase in minimum rents of $3,048 and tenant reimbursements of $1,210. The increases were primarily due to the 1998 Acquisitions and 1999 Acquisitions.

     Property operating and maintenance expense increased by $1,062, or 25.6%, from $4,143 to $5,205, due primarily to the 1998 Acquisitions and the 1999 Acquisitions. General and administrative expenses increased by $258 or 30.8%, from $837 to $1,095 due primarily to an increase in the amount of internal preacquisition costs of $157. Prior to March 19, 1998, internal preacquisition costs were capitalized and included in the cost of acquiring rental properties.

     Interest expense increased by $674, or 13.9%, from $4,851 to $5,525 due primarily to the increased mortgage indebtedness associated with the 1998 Acquisitions and the 1999 Acquisitions. The average debt outstanding increased from $244.4 million for 1998 to $278.2 million for 1999 and the weighted average interest rate remained constant at 7.9%.

     Depreciation and  amortization  expenses  increased by $947 or 29.0%,  from
$3,265 to $4,212, primarily due to the 1998 Acquisitions and the 1999 Acquisitions.

     There were no sales of properties or extraordinary losses during 1999. For the same period in 1998, there was a $1,683 gain on sale of properties, and a $358 extraordinary loss due to the early extinguishment of debt.

     Income allocated to minority interests increased by $241 or 22.6% from $1,065 to $1,306 primarily due to an increase in the minority interests' ownership of the Operating Partnership from 21.2% to 26.9%.

     Earnings per Common Share-Basic decreased from $0.36 to $0.29 due to items that occurred in 1998 but not in 1999. In 1998, there was gain on sale of properties of $1,683 and an extraordinary loss on early extinguishment of debt of $358. These items did not occur in 1999. If not for these items, Earnings per Common Share-Basic for 1998 would have been $0.18.

Liquidity and Capital Resources

Indebtedness

     As of March 31, 1999, the Company had total indebtedness of approximately $287.3 million (including $25.0 million of debentures and approximately $262.3 million of mortgage indebtedness). The mortgage indebtedness consists of approximately $255.6 million in indebtedness collateralized by 46 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond Obligations") of approximately $6.7 million collateralized by one of the properties. Of the Company's indebtedness, $39.3 million (13.7%) is variable rate indebtedness, and $248.0 million (86.3%) is at a fixed rate. The effective interest rates of the indebtedness range from 4.5% to 9.8%, with a weighted average interest rate of 7.8%, and will mature between 1999 and 2014. A large portion of the Company's indebtedness will become due by 2000, requiring balloon payments of $88.9 million in 1999, and $24.4 million in 2000. From 1999 through 2014, the Company will have to refinance an aggregate of $249.2 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

     The Company currently has two collateralized revolving lines of credit (the "Lines of Credit"). The Company has a collateralized revolving Line of Credit of up to $45,000 with Union Bank of Switzerland. This line is collateralized by seven properties (Kenhorst Plaza, Shoppes of Graylyn, Watkins Park Plaza, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line matures on January 31, 2001 and loans under this line will bear interest at LIBOR plus one percent (1%). The Company has an additional collateralized revolving Line of Credit of up to $5,775 from First Union Bank. Loans under this line will bear interest at LIBOR plus two percent (2%) per annum, and will mature on August 31, 1999. This Line of Credit is collaterized by a first mortgage lien on Brafferton Shopping Center. As of March 31, 1999, there was $26,000 outstanding under the Lines of Credit.

Liquidity

     The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations and draws on the Lines of Credit. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity needs through 2000.

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

Other
-----

Year 2000 Issue

     The "Year 2000 Issue" is the result of many existing computer programs using only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

     The Company is in the process of conducting a review of its computer systems to identify which systems could be affected by the "Year 2000" problem and to what extent such problems will have an impact on the Company 's ability to conduct its business.

         The Company has developed a Year 2000 Compliance Plan ("The Plan") to address these issues. The Plan is being managed by two of the Company's senior executives and has been approved by senior management. The progress of the Plan is being monitored by the Company's Board of Directors. The Plan focuses on four major components: IT systems such as the Company's accounting and property management software packages and related hardware; non-IT systems such as the Company's telephone system, voice mail system and other office equipment; the state of readiness of the Company's critical trading partners such as its banks, utilities and tenants; and embedded systems, particularly those located at the Company's Retail Properties such as sprinkler systems, security systems, etc. (Note: the Retail Properties access does not rely on elevator service because the structures are no higher than two stories.) The Plan contains ten phases as follows:

                                    Estimated               Estimated
Phase Description                   Start Date           Completion Date
-----------------                   ----------           ---------------

1. Educate senior management         Commenced              Completed
2. Designate a Plan manager          Commenced              Completed
3. Inventory all systems             Commenced              June 1, 1999
4. Contact suppliers of systems      Commenced              Mail by July 1, 1999
5. Send questionnaire to tenants     All have been mailed   Currently receiving
                                                                       responses
6. Send questionnaire to other
     critical trading partners       Commenced              Mail by July 1, 1999
7. Prioritize problems
     (critical vs. non-critical)     Commenced              July 1, 1999
8. Identify solutions
     (repair or replace)             Commenced              August 1, 1999
9. Test Solutions                    July 1, 1999           September 30, 1999
10.Anticipate contingencies
     including the most reasonably
     likely worst case scenarios     Commenced              Continuous

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

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

         As of March 31, 1999, there has been no significant changes in market risks of the Company since December 31, 1999. Refer to the Annual Report on Form 10K for disclosure.

                                     Part II

OTHER INFORMATION
-----------------

Item 2.        Recent Sales of Unregistered Equity Securities

               None

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits

         27    Financial Data Schedule
-----------------------------------------------------------------------


(b)      Reports on Form 8-K.

         An interim report on Form 8-K was filed on March 10, 1999 reporting the acquisition of two retail properties.

         Three interim reports on Form 8-K were filed on March 24, 1999 including certain exhibits thereto.

         An interim report on Form 8-K was filed on March 24, 1999 regarding Risk Factors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       FIRST WASHINGTON REALTY TRUST, INC.


       Date:     May 14, 1999                  /s/ William J. Wolfe
                                            ------------------------------------
                                            By:    William J. Wolfe
                                                   President and
                                                   Chief Executive Officer


       Date:     May 14, 1999                  /s/ James G. Blumenthal
                                            ------------------------------------
                                            By:    James G. Blumenthal
                                                   Executive Vice President and
                                                   Chief Financial Officer