Form 10-K/A
period 1998-12-31
FIRST WASHINGTON REALTY TRUST INC
filed 1999-06-08
CIK 926861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K/A


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

                       FIRST WASHINGTON REALTY TRUST, INC.
                         1998 ANNUAL REPORT ON FORM 10-K/A

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


Item 7a.  Qualitative and Quantitative Disclosures about Market Risk

         The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as swap and cap agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

         The Company's operating results are affected by changes in interest rates on variable rate borrowings including the Company's Line of Credit facilities as well as other mortgages and notes with variable interest rates. If interest rates increased by 100 basis points, the Company's annual interest expense would have increased by $220, based on balances during the year ending December 31, 1998. The following is a summary of the Company's long term debt as of December 31, 1998:

                   Expected Maturity Date of Balloon Payments

                         1999     2000     2001     2002     2003    Thereafter
                       -------  -------  -------  -------  -------   ----------

FIXED RATE (1)         $50,433  $24,381     $735   $9,031  $14,924   $72,658
--------------

  Average Interest
   Rate                   7.7%     8.5%     6.6%     7.0%     7.2%      8.5%

VARIABLE RATE
--------------

LIBOR-based(2):

  Line of Credit (LIBOR
    plus 1.0%)(3)                          9,200
  Nomura (LIBOR
    plus 2.0%) (4)      38,500
  Ashburn Farms
   (LIBOR plus 1.5%)                       6,451
                       -------  -------  -------  -------  -------   ----------
Total LIBOR-based       38,500     0      15,651     0        0          0
Tax-exempt:
     Mayfair Shopping
      Center (5)                                                       3,235
                       -------  -------  -------  -------  -------   ----------
Total variable
  rate debt             38,500     0      15,651     0        0        3,235
                       -------  -------  -------  -------  -------   ----------

Total Debt             $88,933  $24,381  $16,386   $9,031  $14,924   $75,893
                       =======  =======  =======  =======  =======   ==========

                                                                     Fair Value
                                                                   of Debt as of
                                                        Total         12/31/98
                                                       --------     -----------

                                                       $172,162        $248,482



                                                           7.8%







                                                          9,200           9,200

                                                         38,500          38,500

                                                          6,451           6,451
                                                       --------     -----------
                                                         54,151          54,151


                                                          3,235           3,235
                                                       --------     -----------

                                                         57,386          57,386
                                                       --------     -----------

                                                       $229,548        $305,868
                                                       ========     ===========

     (1) See the schedule of Indebtedness in Management's Discussion and Analysis for rates on individual debt instruments.

     (2) At December 31, 1998 the LIBOR rate was 5.06%.

     (3) This schedule assumes that the Line of Credit is repaid at the maturity date. Management believes that the line will be renewed at maturity under similar terms.

     (4) The Company has entered into an interest rate cap and an interest rate swap to fix the rate on this loan at 7.09%. Including the amortization of the interest rate cap and other loan fees the all-in interest rate on this loan is 8.96%. At December 31, 1998 the cap and interest rate swap had a combined value of $12.

     (5) The interest rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the obligation equal to par plus accrued interest. The Company also pays a 1.5% letter of credit enhancement fee to Mellon Bank.

     For a discussion of our interest rate hedge contracts in effect at December 31, 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Indebtedness." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1998 would increase by approximately $4.0 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1998 would decrease by approximately $4.3 million. In addition, we are exposed to certain losses in the event of nonperformance by the counter parties under the hedge contracts. We expect these counter parties, which are major financial institutions, to perform fully under these contracts. However, if the counter parties were to default on their obligations under the interest rate hedge contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contracts.


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

                      FIRST WASHINGTON REALTY TRUST, INC.


          Date:     June 8, 1999                  /s/ James G. Blumenthal
                                                  -----------------------
                                              By: James G. Blumenthal
                                                  Executive Vice President and
                                                  Chief Financial Officer

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