Form 10-Q
period 1999-06-30
FIRST WASHINGTON REALTY TRUST INC
filed 1999-08-13
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                    [X] Quarterly Report Pursuant to Section
                     13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       For the period ended June 30, 1999


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

             Common Stock, $.01 par value, outstanding as of August
                                   13, 1999:

                        9,404,901 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX









Part I:  Financial Information                                             Page

Item 1.  Consolidated Balance Sheets as of June 30, 1999
          (unaudited) and December 31, 1998                                  1

         Consolidated Statements of Operations (unaudited)
          for the three months and six months ended
          June 30, 1999 and 1998                                             2

         Consolidated Statements of Cash Flows (unaudited)
          for the six months ended June 30, 1999 and 1998                    3

         Notes to Unaudited Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

Item 3.   Qualitative and Quantitative Disclosures about Risk               13

Part II:  Other Information

Item 2.  Market for the Registrant's Common Equity and Related
          Shareholders Matters                                              15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 6.  Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  16

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                                   -----------

                                                 June 30,           December 31,
                                                   1999                 1998
                                                 --------           ------------
                                                (unaudited)
                                     ASSETS

Rental properties:
  Land                                           $111,771              $108,562
  Buildings and improvements                      462,354               447,584
                                                  -------               -------
                                                  574,125               556,146
Accumulated depreciation                          (59,564)              (51,475)
                                                  -------               -------
Rental properties, net                            514,561               504,671

Cash and equivalents                                4,045                 3,163
Tenant receivables, net                             9,385                 9,463
Deferred financing costs, net                       5,306                 1,921
Other assets                                       10,191                13,736
                                                 --------              --------
     Total assets                                $543,488              $532,954
                                                 ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                         $259,115              $244,113
  Debentures                                         -                   25,000
  Accounts payable and accrued expenses            10,690                11,542
                                                 --------              --------
          Total liabilities                       269,805               280,655

Minority interest                                  65,396                66,218

Commitments and Contingencies

Stockholders' equity:
  Convertible preferred stock $.01 par
     value, 3,800,000 shares designated;
     2,726,349 and 2,314,189 issued and
     outstanding, respectively (aggregate
     liquidation preference of $68,159 and
     $57,855 respectively)                              27                    23
  Common stock $.01 par value, 90,000,000
     shares authorized; 9,394,801 and 8,566,985
     shares issued and outstanding, respectively       94                    86
  Additional paid-in capital                      243,830               218,345
  Accumulated distributions in excess of
     earnings                                     (35,664)              (32,373)
                                                   ------                ------
          Total stockholders' equity              208,287               186,081
                                                  -------               -------
          Total liabilities and stockholders'
           equity                                $543,488              $532,954
                                                 ========              ========



        The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                   (unaudited)
                                     -------

                                    For three months ended  For six months ended
                                           June 30,                June 30,
                                    ----------------------  --------------------
                                      1999          1998       1999       1998
         Revenues:
              Minimum rents           $16,445    $14,054      $32,422   $26,982
              Tenant reimbursements     4,106      3,399       8,404      6,487
              Percentage rents            501        359         881        755
              Other income                388        300         858        528
                                      -------    -------      ------    -------
                  Total revenues       21,440     18,112      42,565     34,752
                                      -------    -------      ------    -------
         Expenses:
              Property operating and
               maintenance              4,787      4,441       9,993      8,584
              General and
               administrative           1,068      1,015       2,162      1,852
              Interest                  5,677      5,120      11,202      9,971
              Depreciation and
               amortization             4,282      3,656       8,494      6,921
                                       ------     ------      ------     ------
                  Total expenses       15,814     14,232      31,851     27,328
                                       ------     ------      ------     ------
              Income before gain on
               sale of properties,
               income (loss) from
                Management Company,
                extraordinary item,
                minority interest and
                distributions to
                Preferred Stockholders  5,626      3,880      10,714      7,424

              Gain on sale of properties  -          -           -        1,683


              Income (loss) from
               Management Company        (315)        60        (230)       340
                                        ------     -----      -------     -----
              Income before extraordinary
               item, minority interest
               and distributions to
               Preferred Stockholders   5,311      3,940      10,484      9,447

              Extraordinary item - loss
               on early extinguishment
               of debt                    -          -           -         (358)
                                        -----      -----      ------      ------
              Income before minority
               interest and distributions
               to Preferred
               Stockholders             5,311      3,940      10,484      9,089

              Income allocated to
               minority interest       (1,273)      (887)     (2,579)    (1,953)
                                       -------     ------     -------    -------
              Income before
               distributions to
               Preferred Stockholders   4,038      3,053       7,905      7,136
              Distributions to Preferred
               Stockholders            (1,412)    (1,410)     (2,822)    (2,820)
                                       -------    -------     -------    -------
              Income allocated to
               Common Stockholders     $2,626     $1,643      $5,083     $4,316
                                       ======     ======      ======     ======
              Earnings per Common
               Share - Basic
                  Income before
                   extraordinary item   $0.30      $0.22       $0.59      $0.63
                  Extraordinary item     0.00       0.00        0.00      (0.05)
                                        -----      -----       -----      ------
                  Net income            $0.30      $0.22       $0.59      $0.58
                                        =====      =====       =====      =====
              Earnings per Common
               Share - Diluted
                  Income before
                   extraordinary item   $0.30      $0.22       $0.58      $0.63
                  Extraordinary item     0.00       0.00        0.00      (0.05)
                                        -----      -----       -----      ------
                  Net income            $0.30      $0.22       $0.58      $0.58
                                        =====      =====       =====      =====
              Shares of Common Stock -
               Basic                    8,787      7,405       8,682      7,395
                                        =====      =====       =====      =====
              Shares of Common Stock -
               Diluted                  8,875      7,488       8,763      7,486
                                        =====      =====       =====      =====
              Distributions per share $0.4875    $0.4875     $0.9750    $0.9750
                                      =======    =======     =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (unaudited)
                                    --------

                                                      Six months ended June 30,
                                                    ---------------------------
                                                    1999                   1998
                                                    ----                   ----
Operating Activities:
  Income before distributions to Preferred
    Stockholders                                  $7,905                 $7,136
  Adjustment to reconcile to net cash provided
   by operating activities:
    Income allocated to minority interest          2,579                  1,953
    Depreciation and amortization                  8,494                  6,921
    Gain of sale of rental properties                -                   (1,683)
    Loss on early extinguishment of debt             -                      358
    Amortization of deferred financing costs
     and loan premiums                              (252)                  (273)
    Equity in earnings of Management Company         470                   (100)
    Compensation paid or payable in common stock     642                    655
    Provision for uncollectible accounts             637                    921
    Recognition of deferred rent                    (632)                  (404)
    Net changes in:
      Tenant receivables                              73                   (818)
      Other assets                                   858                   (244)
      Accounts payable and accrued expenses         (339)                  (628)
                                                   ------                 ------
         Net cash provided by operating activities 20,435                13,794
                                                   ------                -------
Investing Activities:
  Additions to rental properties                   (2,804)               (2,119)
  Acquisition of rental properties                (10,345)              (21,968)
  Proceeds from sale of rental properties             -                   4,253
                                                  --------              --------
         Net cash used in investing activities    (13,149)              (19,834)
                                                  --------              --------
Financing Activities:
  Net proceeds from line of credit                 19,300                22,637
  Net Proceeds from mortgage notes refinancings    18,822                   318
 Proceeds from exercise of stock options               49                    37
  Repayment of line of credit                     (23,200)                  -
  Mortgage notes principal payments                (2,131)               (1,670)
  Additions to deferred financing costs            (3,965)                 (672)
  Distributions paid to Preferred Stockholders     (2,822)               (2,820)
  Distributions paid to Common Stockholders        (8,375)               (7,203)
  Distributions paid to minority interest          (4,082)               (2,542)
                                                   -------               -------
         Net cash provided by (used in) financing
          activities                               (6,404)                8,085
                                                   -------               -------
  Net change in cash and equivalents                  882                 2,045
  Cash and equivalents, beginning of period         3,163                 3,142
                                                   -------               -------
         Cash and equivalents, end of period       $4,045                $5,187
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

                  The Company currently owns approximately 75.3% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 38 Properties directly and 18 Properties are owned by lower tier entities in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% interest.

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


3.       Acquisition of Rental Properties

                  During the first three months of 1999, the Company acquired one shopping center for an aggregate acquisition cost of approximately $15,204. The acquisition was accounted for using the purchase method of accounting and the operations of the property is included in the Company's Statement of Operations from the date of acquisition. The following is a summary of the acquisition transaction:

         Date                                          Total    Anchor    Anchor
         Acquired Property Name    Location     GLA     Cost    Tenant     (GLA)
         -------- -------------    --------   ------   -----    ------    ------
         1/99    Kamp Washington  Fairfax, Va 71,825 $15,204 Border Books 30,000

         The acquisition was financed as follows:

                          Number of
         Property         Partnerships  Market   Assumed Mortgage Line of Credit
         Name             Units         Value        Debt (1)         Draw
         --------         ------------  ------   ---------------- --------------
         Kamp Washington     -           -            $3,045         $9,800

         Cash            Total
         ----            -----
         $2,359  (2)     $15,204

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------



                 The following unaudited pro forma financial information results of operations are presented as if the acquisitions and sales of the rental properties that occurred during 1998 and 1999, and the July 1998 offering had occurred on January 1, 1998. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

                                                       For the six months ended
                                                                 June 30,
                                                       ------------------------
                                                               (unaudited)
                                                        1999               1998
                                                        ----               ----

           Pro forma Total Revenues                   $42,565           $39,310
                                                      =======           =======
           Pro forma net income                       $ 5,083           $ 4,750
                                                      =======           =======
           Pro forma earnings per Common Share -
              Basic                                   $  0.59           $  0.56
                                                      =======           =======
           Pro forma earnings per Common Share -
              Diluted                                 $  0.58           $  0.55
                                                      =======           =======
4.       Mortgage Debt

         In February 1999 the Company signed an application with Metropolitan Life Insurance Company ("Met Life") for six separate loans totaling $75.0 million. The loans were all closed by June 30, 1999 as follows:

     Collateral
     Properties           Amount    Interest Rate   Term (years)    Closing Date
     ----------           ------    -------------   ------------    ------------

    Mallard Creek Shopping
       Center             $10,900       6.85%           10        April 30, 1999
    McHenry Commons         6,700       6.85%           10        April 30, 1999
    Davis Ford Crossing    10,700       6.79%           10        May 28, 1999
    First State Plaza      13,700       6.79%           10        May 28, 1999
    Valley Centre          21,200       6.84%           12        May 28,  1999
    Fox Mill Shopping
       Center              11,800       6.84%           12        June 29, 1999
                          -------
                          $75,000
                          =======

         There are six separate loans and six separate mortgages. The loans are not cross-collateralized and allow for the assumption of each individual loan to a qualified buyer upon sale of the property by the Company. The all-in weighted average interest rate of the loans will be 7.31% including the amortization of financing costs and the costs of closing out interest rate swap agreements as discussed below. Monthly debt service payments will be based on a 25 year amortization schedule. The proceeds of the loans were used to retire the Nomura loan ($38,500) Mallard Creek ($11,400) and McHenry Commons ($6,300) loans. Excess proceeds of approximately $18,800 were used to pay down the Company's line of credit.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)


         With the application to Met Life the Company executed a rate lock agreement thereby fixing the interest rate for the term of the loans. Accordingly, in February 1999 the Company closed out the three swap agreements which were to commence in 1999. These agreements which had a combined notional amount of $73.5 million were closed out at combined cost for the Company of $3,100. This cost will be amortized over the life of the Met Life loan using the effective interest rate method.

5.       Debentures

          The $25,000 8.25% Debentures matured on June 27, 1999. The holder of the Debentures exercised the option to exchange the Debentures for one million shares of Convertible Preferred Stock on June 27, 1999. The Debentures were collateralized by the Fox Mill and Penn Station properties which became unencumbered. Fox Mill was subsequently used as collateral for the Met Life loan.

6.       Preferred Stock

          Effective June 1, 1999 shares of Convertible Preferred Stock became convertible into 1.282051 shares of Common Stock. As of June 30, 1999 591,680 shares of Convertible Preferred Stock were converted into 758,564 shares of Common Stock. The Company may redeem the Convertible Preferred Stock commencing July 15, 1999 at a redemption price of $27.44 per share. The redemption price reduces annually thereafter to $26.95, $26.46, $25.98, $25.49 and finally to $25.00 on July 15, 2004.

7.       Stock Option Plan

         In May 1999 under the current Stock Option Plan the Company issued 183,000 options to officers and employees at a strike price of $20.75 per share and 20,000 options to its directors at a strike price of $21.75 per share.

8.       Summary of Noncash Investing and Financing Activities

         Significant noncash transactions for the six months ended June 30, 1999 and 1998 were as follows:


                                                                  1999     1998
                                                                  ----     ----
         Liabilities assumed in acquisition of rental
           properties                                            $3,045  $15,201
         Common units in the Operating Partnership issued
           in connection with the acquisition of rental
            properties                                              -    $20,341
         Increase in minority interest's ownership of the
           Operating Partnership                                 $1,307  $12,813
         Accrued compensation paid through the issuance
           of Common Stock                                       $1,129     $760
         Exchange of Debentures for 1,000,000 shares of
           Preferred Stock                                      $25,000      -

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------


9.       Business Segments

         The Company owns one property type only i.e. neighborhood shopping centers. The Company's management makes decisions on allocation of resources, designs compensation packages and performs internal financial analysis based on the following business segments:

                                    Retail
                                    Properties    FWM, Inc.   Other (1)    Total
                                    ----------    ---------   ---------    -----

Six months ended June 30, 1999:
Revenues                             $ 41,933       $3,446    ($2,814)  $ 42,565
Operating and maintenance expenses      9,993        3,676     (3,676)     9,993
                                     --------       ------     ------   --------
Income (loss) from operations        $ 31,940      ($  230)    $  862   $ 32,572
                                     ========       ======     ======   ========
Commercial real estate property
 expenditures                        $ 18,009       $  -       $   -    $ 18,009
                                     ========       ======     ======   ========
Segment assets at June 30, 1999      $543,488       $  -       $   -    $543,488
                                     ========       ======     ======   ========

Six months ended June 30, 1998:
Revenues                             $ 34,348       $3,566    ($3,162)  $ 34,752
Operating and maintenance expenses      8,584        3,226     (3,226)     8,584
                                     --------       ------     ------   --------
Income from operations               $ 25,764       $  340     $   64   $ 26,168
                                     ========       ======     ======   ========
Commercial real estate property
 expenditures                        $ 59,482       $  -       $  -     $ 59,482
                                     ========       ======     ======   ========
Segment assets at June 30, 1998      $488,091       $  -       $  -     $488,091
                                     ========       ======     ======   ========

                                     Retail
                                     Properties    FWM, Inc.   Other (1)   Total
                                     ----------    ---------   ---------   -----
Three months ended June 30, 1999:
Revenues                             $ 21,127       $1,636    ($1,323)  $ 21,440
Operating and maintenance expenses      4,787        1,951     (1,951)     4,787
                                     --------       ------     ------   --------
Income (loss) from operations        $ 16,340      ($  315)    $  628   $ 16,653
                                     ========       ======     ======   ========
Commercial real estate property
 expenditures                        $    605       $  -       $  -     $    605
                                     ========       ======     ======   ========
Segment assets at June 30, 1999      $543,488       $  -       $  -     $543,488
                                     ========       ======     ======   ========

Three months ended June 30, 1998:
Revenues                             $ 17,853       $1,521    ($1,262)  $ 18,112
Operating and maintenance expenses      4,441        1,461     (1,461)     4,441
                                     --------       ------     ------   --------
Income from operations               $ 13,412       $   60     $  199   $ 13,671
                                     ========       ======     ======   ========
Commercial real estate property
 expenditures                        $ 31,173       $  -       $  -     $ 31,173
                                     ========       ======     ======   ========
Segment assets at June 30, 1998      $488,091       $  -       $  -     $488,091
                                     ========       ======     ======   ========

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------



         The following table reconciles income from operations for reportable segments to income before extraordinary items as reported in the Consolidated Statements of Operations.

                                       Three months ended       Six months ended
                                            June 30,                 June 30,
                                       ------------------       ----------------
                                       1999          1998       1999        1998
                                       ----          ----       ----        ----

Income from operations for reportable
  segments                            $16,653      $13,671     $32,572  $26,168
General and administrative expenses    (1,068)      (1,015)     (2,162)  (1,852)
Interest expense                       (5,677)      (5,120)    (11,202)  (9,971)
Depreciation and amortization          (4,282)      (3,656)     (8,494)  (6,921)
Income allocated to minority interest  (1,273)        (887)     (2,579)  (1,953)
Distributions to Preferred
  Stockholders                         (1,412)      (1,410)     (2,822)  (2,820)
Income (loss) from Management Company    (315)          60        (230)     340
Gain on sale of properties                -            -           -      1,683
                                       -------      -------     -------  -------
Income before extraordinary items      $2,626       $1,643      $5,083   $4,674
                                       =======      =======     =======  =======

(1) Represents the adjustment for straight-lining of rents and reflecting the net income from FWM using the equity method of accounting.

10.  Subsequent Events

     On July 16, 1999, the Board of Directors declared a distribution of $0.4875 and $0.6094 per share of Common Stock and Preferred Stock, respectively to shareholders of record as of August 1, 1999, payable on August 15, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q. Dollars are in thousands except per share data.

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998

     For the three months ended June 30, 1999, the net income allocated to common stockholders increased by $983 or 59.8% from $1,643 to $2,626, when compared to the three months ended June 30, 1998, due to an increase in revenues which were primarily due to the purchase of Parkville Shopping Center in April 1998, Elkridge Corners Shopping Center in May 1998, Village Shopping Center in June 1998, Wilston Centre I, Wilston Centre II and Town Center at Sterling in November 1998 (the "1998 Acquisitions"), and Kamp Washington in January 1999 (the "1999 Acquisition"), offset by an increase in expenses and income allocated to minority interest.

     Total revenues increased by $3,328 or 18.4%, from $18,112 to $21,440, due primarily to an increase in minimum rents of $2,391 and tenant reimbursements of $707. The increases were primarily due to the 1998 Acquisitions and 1999 Acquisition.

     Property operating and maintenance expense increased by $346, or 7.8%, from $4,441 to $4,787, due primarily to the 1998 Acquisitions and the 1999 Acquisition. General and administrative expenses increased by $53 or 5.2%, from $1,015 to $1,068.

     Interest expense increased by $557, or 10.9%, from $5,120 to $5,677 due primarily to the increased mortgage indebtedness associated with the 1998 Acquisitions and the 1999 Acquisition. The average debt outstanding increased from $260.1 million for 1998 to $287.2 million for 1999 and the weighted average interest rate remained constant at 7.9%.

     Depreciation and  amortization  expenses  increased by $626 or 17.1%,  from
$3,656  to  $4,282,  primarily  due  to  the  1998  Acquisitions  and  the  1999
Acquisition.

     Income allocated to minority interests increased by $386 or 43.5% from $887 to $1,273 due to an increase in earnings of $1,371 ($308) and an increase in the minority interests' ownership of the Operating Partnership during the period from 22.5% to 23.9% ($77).

Comparison of the six months ended June 30, 1999 to the six months ended
  June 30, 1998

     For the six months ended June 30, 1999, the net income allocated to common stockholders increased by $767 or 17.8% from $4,316 to $5,083, when compared to the six months ended June 30, 1998, due to an increase in revenues which were primarily due to the purchase of Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners Shopping Center in May 1998, Village Shopping Center in June 1998, Wilston Centre I, Wilston Centre II and Town Center at Sterling in November 1998 (the "1998 Acquisitions"), and Kamp Washington in January 1999 (the "1999 Acquisition"), and to a gain on sale of properties of $1,683 recorded during the first quarter of 1998 offset by an increase in expenses and income allocated to minority interest.

     Total revenues increased by $7,813 or 22.5%, from $34,752 to $42,565, due primarily to an increase in minimum rents of $5,440 and tenant reimbursements of $1,917. The increases were primarily due to the 1998 Acquisitions and the 1999 Acquisition.

     Property operating and maintenance expense increased by $1,409 or 16.4%, from $8,584 to $9,993, due primarily to the 1998 Acquisitions and the 1999 Acquisition. General and administrative expenses increased by $310 or 16.7%, from $1,852 to $2,162 due primarily to an increase in the amount of compensation paid or payable of Company stock of $106 and an increase in the amount of internal preacquisition costs of $138. Prior to March 19, 1998, internal preacquisition costs were capitalized and included in the cost of acquiring rental properties.

     Interest expense increased by $1,231, or 12.3%, from $9,971 to $11,202 due primarily to the increased mortgage indebtedness associated with the 1998 Acquisitions and the 1999 Acquisition. The average debt outstanding increased from $252.3 million for 1998 to $282.7 million for 1999 and the weighted average interest rate remained constant at 7.9%.

     Depreciation and amortization expenses increased by $1,573 or 22.7%, from $6,921 to $8,494, primarily due to the 1998 Acquisitions and the 1999 Acquisition.

     During 1998, there was a $1,683 gain on sale of the properties, and a $358 extraordinary loss due to the early extinguishment of debt. There were no such transactions during 1999.

     Income allocated to minority interests increased by $626 or 32.1% from $1,953 to $2,579 due to an increase in earnings of $1,395 ($300) and an increase in the minority interests' ownership of the Operating Partnership during the period from 21.5% to 24.6% ($326).

     Earnings per Common Share-Diluted remained unchanged at $.58 due to items that occurred in 1998 but not in 1999. In 1998, there was gain on sale of properties of $1,683 and an extraordinary loss on early extinguishment of debt of $358. These items did not occur in 1999. If not for these items, Earnings per Common Share-Diluted for 1998 would have been $0.40.

Liquidity and Capital Resources

Indebtedness

     As of June 30,  1999,  the  Company  had  total  mortgage  indebtedness  of approximately $259.1 million. The mortgage indebtedness consists of approximately $252.4 million in indebtedness collateralized by 40 of the Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond Obligations") of approximately $6.7 million collateralized by one of the properties. Of the Company's indebtedness, $18.5 million (7.1%) is variable rate indebtedness, and $240.6 million (92.9%) is at a fixed rate. The effective interest rates of the indebtedness range from 5.1% to 10.0%, with a weighted average interest rate of 7.6%, and will mature between 1999 and 2014. Approximately 16.1% of the Company's indebtedness will become due by 2000, requiring balloon payments of $7.8 million in 1999, and $24.4 million in 2000. From 1999 through 2014, the Company will have to refinance an aggregate of $205.5 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

     The Company currently has two collateralized revolving lines of credit (the "Lines of Credit"). The Company has a collateralized revolving Line of Credit of up to $45,000 with Union Bank of Switzerland. This line is collateralized by seven properties (Kenhorst Plaza, Shoppes of Graylyn, Watkins Park Plaza, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line matures on January 31, 2001 and loans under this line will bear interest at LIBOR plus one percent (1%). The Company has an additional collateralized revolving Line of Credit of up to $5,775 from First Union Bank. Loans under this line will bear interest at LIBOR plus two percent (2%) per annum, and will mature on August 31, 1999. This Line of Credit is collaterized by a first mortgage lien on Brafferton Shopping Center. As of June 30, 1999, there was $5,300 outstanding under the Lines of Credit.

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

Phase Description                    Estimated             Estimated
                                     Start Date            Completion Date
-----------------                    ----------            ---------------

1. Educate senior management         Commenced             Completed
2. Designate a Plan manager          Commenced             Completed
3. Inventory all systems             Commenced             Completed
4. Contact suppliers of systems      Commenced             Completed
5. Send questionnaire to tenants     All have been mailed  Currently receiving
                                                             responses
6. Send questionnaire to other
    critical trading partners        Commenced             Substantially
                                                             completed, awaiting
                                                             some responses
7. Prioritize problems
    (critical vs. non-critical)      Commenced             September 1, 1999
8. Identify solutions (repair or
     replace)                        Commenced             September 1, 1999
9. Test Solutions                    July 1, 1999          September 30, 1999
10.Anticipate contingencies
     including the most reasonably
     likely worst case scenarios     Commenced             Continuous

         The Company has incurred approximately $40 to date in the implementation of the Plan. These costs have primarily been incurred to upgrade the desktop PC's at the Company's home office. The Company has determined that implementing the Plan will cost less than $100. However, the Company has budgeted $500 to replace its current accounting and property management software system. Although the Company believes that the current system is materially Year 2000 compliant the Company has decided to migrate because of the improved technology and reporting capabilities of the new system. The Company anticipates going live on the new system by October 1, 1999 and will be tested for Year 2000 compliant by November 1, 1999. These costs will be funded from the Company's cash flow. The Plan efforts will be primarily staffed by employees of the Company.

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

         The Company's operating results are affected by changes in interest rates on variable rate borrowings including the Company's Line of Credit facilities as well as other mortgages and notes with variable interest rates. If interest rates increased by 100 basis points, the Company's interest expense for the six months ended June 30, 1999 would have increased by $183, based on balances during the year ending June 30, 1999. The following is a summary of the Company's long term debt as of June 30, 1999:

                   Expected Maturity Date of Balloon Payments

                         1999     2000     2001     2002     2003    Thereafter
                       -------  -------  -------  -------  -------   ----------

FIXED RATE              $7,731  $24,367     $735  $11,843  $14,926   $130,898
--------------

  Average Interest
   Rate                   7.7%     8.5%     6.5%     7.1%     7.2%      7.6%

VARIABLE RATE
--------------

LIBOR-based(1):

  Line of Credit (LIBOR
    plus 1.0%)(2)                          5,300
  Ashburn Farms
   (LIBOR plus 1.5%)                       6,451
                       -------  -------  -------  -------  -------   ----------
Total LIBOR-based         0        0      11,751     0        0           0
Tax-exempt:
     Mayfair Shopping
      Center (3)                                                        3,235
                       -------  -------  -------  -------  -------   ----------
Total variable
  rate debt               0        0      11,751     0        0         3,235
                       -------  -------  -------  -------  -------   ----------

Total Debt              $7,731  $24,367  $12,486  $11,843  $14,926   $134,133
                       =======  =======  =======  =======  =======   ==========


                                                                     Fair Value
                                                                   of Debt as of
                                                        Total         06/30/99
                                                       --------     -----------

                                                       $190,500        $244,101



                                                           7.7%







                                                          5,300           5,300

                                                          6,451           6,451
                                                       --------     -----------
                                                         11,751          11,751


                                                          3,235           3,235
                                                       --------     -----------

                                                         14,986          14,986
                                                       --------     -----------

                                                       $205,486        $259,087
                                                       ========     ===========

     (1) At June 30, 1999 the LIBOR rate was 5.18%.

     (2) This schedule assumes that the Line of Credit is repaid at the maturity date. Management believes that the line will be renewed at maturity under similar terms.

     (3) The interest rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the obligation equal to par plus accrued interest. The Company also pays a 1.5% letter of credit enhancement fee to Mellon Bank.

     Currently the Company has only one interest rate swap contract in effect. The notional amount is $24,000, the contract period is May 1, 2000 through May 2, 2005. The Company pays a fixed rate of 5.85% and receives the 30 day libor rate. As of June 30, 1999, this swap contract has a fair market value of approximately $453. If interest rates increase by 100 basis points, the fair market value of this interest rate hedge contract as of June 30, 1999 would increase by approximately $900. If interest rates decrease by 100 basis points, the fair market value of this interest rate hedge contract as of June 30, 1999 would decrease by approximately $1,000. In addition, we are exposed to certain losses in the event of nonperformance by the counter party under the hedge contract. We expect the counter party, which is a major financial institution, to perform fully under this contract. However, if the counter party were to default on their obligations under the interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contract.

                                     Part II

OTHER INFORMATION

Item 2.        Recent Sales of Unregistered Equity Securities

               None

Item 4.        Submission of matters to a vote of security holders

     On May 7, 1999 the Company held its annual meeting of shareholders. The matters on which the shareholders voted, in person or by proxy, were (i) for the election of two nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualify and (ii) the ratification of the appointment of PricewaterhouseCoopers as the Company's independent auditors. The two nominees were elected and the ratification of the appointment of the independent auditors was approved. The results of the voting are shown below:

     Election of Directors:

                                                       Votes Cast
                                                       Against or
          Director            Votes Cast For            Withheld
          --------            --------------           ----------

          William J. Wolfe      8,433,133                27,523
          Matthew J. Hart       8,431,133                29,523


     Ratification of Appointment of Independent Auditors:

                                                       Votes Cast
                                                       Against or
                              Votes Cast For            Withheld
                              --------------           ----------

                                8,430,257                30,399



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


                       FIRST WASHINGTON REALTY TRUST, INC.


                  Date:    August 13, 1999      /s/ William J. Wolfe
                                             -----------------------------------
                                             By:    William J. Wolfe
                                                    President and
                                                    Chief Executive Officer


                  Date:    August 13, 1999      /s/ James G. Blumenthal
                                             -----------------------------------
                                             By:    James G. Blumenthal
                                                    Executive Vice President and
                                                    Chief Financial Officer