Form 10-Q
period 1999-09-30
FIRST WASHINGTON REALTY TRUST INC
filed 1999-11-10
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                    [X] Quarterly Report Pursuant to Section
                     13 or 15(d) of the Securities Exchange
                                   Act of 1934

                     For the period ended September 30, 1999


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

            Common Stock, $.01 par value, outstanding as of November 10, 1999:

                        9,465,059 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX









Part I:  Financial Information                                              Page

Item 1.  Consolidated Balance Sheets as of September 30, 1999
               (unaudited) and December 31, 1998                               1

         Consolidated Statements of Operations (unaudited) for
               the three months and nine months ended September 30,
               1999 and 1998                                                   2

         Consolidated Statements of Cash Flows (unaudited) for
               the nine months ended September 30, 1999 and 1998               3

         Notes to Unaudited Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       9

Item 3.   Qualitative and Quantitative Disclosures about Market Risk          13

Part II:  Other Information


Item 2.  Market for the Registrant's Common Equity and Related
               Shareholders Matters                                           15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                                   -----------


                                                   September 30,    December 31,
                                                       1999             1998
                                                   ------------     ------------
                                                   (unaudited)
                                     ASSETS

Rental properties:
  Land                                                $114,756         $108,562
  Buildings and improvements                           472,854          447,584
                                                      --------         --------
                                                       587,610          556,146
Accumulated depreciation                               (63,636)         (51,475)
                                                      --------         --------
Rental properties, net                                 523,974          504,671

Cash and equivalents                                     3,629            3,163
Tenant receivables, net                                 10,735            9,463
Deferred financing costs, net                            5,179            1,921
Other assets                                            12,654           13,736
                                                      --------         --------

          Total assets                                $556,171         $532,954
                                                      ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                              $270,558         $244,113
  Debentures                                              -              25,000
  Accounts payable and accrued expenses                 11,424           11,542
                                                      --------         --------
          Total liabilities                            281,982          280,655

Minority interest                                       65,308           66,218

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock $.01 par value,
     3,800,000 shares designated; 2,692,049 and
     2,314,189 issued and outstanding, respectively
     (aggregate liquidation preference of $73,870
     and $57,855 respectively)                              27               23
  Common stock $.01 par value, 90,000,000 shares
     authorized; 9,457,541 and 8,566,985 shares issued
     and outstanding, respectively                          95               86
  Additional paid-in capital                           245,333          218,345
  Accumulated distributions in excess of earnings      (37,074)         (32,373)
                                                      --------         --------

          Total stockholders' equity                   208,381          186,081
                                                      --------         --------

          Total liabilities and stockholders' equity  $556,171         $532,954
                                                      ========         ========



        The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                   (unaudited)
                                     -------

                                 For three months ended    For nine months ended
                                       September 30,             September 30,
                                 ----------------------    ---------------------
                                    1999         1998         1999       1998
                                    ----         ----         ----       ----
         Revenues:
              Minimum rents         $16,765    $14,707       $49,187   $41,689
              Tenant reimbursements   3,828      3,360        12,232     9,847
              Percentage rents          435        170         1,317       925
              Other income              594        326         1,452       854
                                    -------    -------       -------   -------
                  Total revenues     21,622     18,563        64,188    53,315
                                    -------    -------       -------   -------

         Expenses:
              Property operating and
                 maintenance          4,676      4,254        14,669    12,838
              General and
                 administrative       1,004        857         3,168     2,709
              Interest                4,864      4,811        16,066    14,782
              Depreciation and
                 amortization         4,288      3,766        12,781    10,687
                                    -------    -------       -------   -------
                  Total expenses     14,832     13,688        46,684    41,016
                                    -------    -------       -------   -------

              Income  before  gain
                 on sale of properties,
                 income (loss)from
                 Management Company,
                 extraordinary item,
                 minority interest and
                 distributions to
                 Preferred
                 Stockholders         6,790      4,875        17,504    12,299

              Gain on sale of
                 properties             -          335           -       2,018


              Income (loss) from
                 Management Company    (444)       (59)         (674)      281
                                    -------    -------       -------   -------

              Income before
                 extraordinary item,
                 minority interest
                 and distributions to
                 Preferred
                 Stockholders         6,346      5,151        16,830    14,598

              Extraordinary item -
                 loss on early
                 extinguishment of
                 debt                   -          -             -        (358)
                                    -------    -------       -------   -------

              Income before minority
                 interest and
                 distributions to
                 Preferred
                 Stockholders         6,346      5,151        16,830    14,240

              Income allocated to
                 minority interest   (1,512)    (1,116)       (4,091)   (3,069)
                                    -------    -------      --------   -------
              Income before
                 distributions to
                 Preferred
                 Stockholders         4,834      4,035        12,739    11,171
              Distributions to
                 Preferred
                 Stockholders        (1,658)    (1,410)       (4,480)   (4,231)
                                    -------    -------       -------   -------
              Income allocated to
                 Common Stockholders $3,176     $2,625        $8,259    $6,940
                                    =======    =======       =======   =======

              Earnings per Common
                 Share - Basic
                   Income before
                     extraordinary
                     item             $0.34      $0.31         $0.93     $0.94
                   Extraordinary item  0.00       0.00          0.00     (0.05)
                                    -------    -------       -------   -------
                   Net income         $0.34      $0.31         $0.93     $0.89
                                    =======    =======       =======   =======
              Earnings per Common
                    Share - Diluted
                  Income before
                    extraordinary
                    item              $0.33      $0.31         $0.91     $0.93
                  Extraordinary item   0.00       0.00          0.00     (0.05)
                                    -------    -------       -------   -------
                  Net income          $0.33      $0.31         $0.91     $0.88
                                    =======    =======       =======   =======
              Weighted Avg. Shares
                  of Common Stock-
                  Basic               9,411      8,506         8,928     7,769
                                    =======    =======       =======   =======
              Weighted Avg. Shares
                  of Common Stock-
                  Diluted             9,529      8,560         9,036     7,848
                                    =======    =======       =======   =======
              Distributions per
                  share             $0.4875    $0.4875       $1.4625   $1.4625
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (unaudited)
                                    --------

                                                             Nine months ended
                                                             September 30, 1999
                                                             ------------------
                                                             1999          1998
                                                             ----          ----

Operating Activities:
  Income before distributions to Preferred Stockholders    $12,739      $11,171
  Adjustment to reconcile net cash provided by operating
       activities:
    Income allocated to minority interest                    4,091        3,069
    Depreciation and amortization                           12,781       10,687
    Gain of sale of rental properties                          -         (2,018)
    Loss on early extinguishment of debt                       -            358
    Amortization of deferred financing costs and loan
       premiums                                               (402)        (428)
    Equity in earnings of Management Company                 1,034           79
    Compensation paid or payable in common stock               936          953
    Provision for uncollectible accounts                       657        1,163
    Recognition of deferred rent                              (922)        (807)
    Net changes in:
      Tenant receivables                                    (1,007)        (762)
      Other assets                                          (2,385)      (5,434)
      Accounts payable and accrued expenses                    205          108
                                                           -------      -------
         Net cash provided by operating activities          27,727       18,139
                                                           -------      -------

Investing Activities:
  Additions to rental properties                            (4,136)      (3,443)
  Acquisition of rental properties                         (10,797)     (21,970)
  Proceeds from sale of rental properties                      -          4,957
                                                           -------      -------
         Net cash used in investing activities             (14,933)     (20,456)
                                                           --------     -------

Financing Activities:
  Net proceeds from line of credit                          27,000       30,937
  Net Proceeds from mortgage notes refinancings             18,822          318
 Proceeds from issuance of common stock                        -         25,781
 Proceeds from exercise of stock options                        62           57
  Repayment of line of credit                              (23,200)     (32,237)
  Mortgage notes principal payments                         (7,414)      (2,431)
  Additions to deferred financing costs                     (4,030)        (689)
  Distributions paid to Preferred Stockholders              (4,480)      (4,231)
  Distributions paid to Common Stockholders                (12,960)     (11,374)
  Distributions paid to minority interest                   (6,128)      (4,088)
                                                           --------     -------
         Net cash provided by (used in) financing
            activities                                     (12,328)       2,043
                                                           --------     -------

  Net change in cash and equivalents                           466         (274)
  Cash and equivalents, beginning of period                  3,163        3,142
                                                           --------     -------
         Cash and equivalents, end of period                $3,629       $2,868
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------

1.       Business

         General
         -------

                  First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") . The Company owns a portfolio of 57 retail properties containing a total of approximately
         6.2 million square feet of gross leasable area ("GLA") located in the Mid-Atlantic region and the Chicago, Illinois metropolitan area.

                  The Company currently owns approximately 75.0% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 38 Properties directly and 19 Properties are owned by lower tier entities in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% interest.

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


         Derivatives
         -----------

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

3.       Acquisitions of Rental Properties

                  During the first nine months of 1999, the Company acquired two shopping centers for an aggregate acquisition cost of approximately $27,349. The acquisitions were accounted for using the purchase method of accounting and the operations of the properties are included in the Company's Statement of Operations from the dates of acquisition. The following is a summary of the acquisition transactions:

          Date      Property                                     Total
         Acquired      Name          Location            GLA      Cost
         --------  -------------     --------           ------  -------
          1/99   Kamp Washington     Fairfax, Virginia  71,825  $15,204
          8/99   Newark Shopping Ctr Newark, Delaware  182,860   12,145
                                                       -------  -------
                                                       254,685  $27,349
         Anchor        Anchor
         Tenant         (GLA)
         ------        ------
         Border Books  30,000


          The acquisitions were financed as follows:

                                   Number of
                                  Partnership   Market   Assumed Mortgage
         Property Name               Units      Value        Debt (1)
         -------------            -----------   ------   ---------------

         Kamp Washington               -        $  -        $ 3,045
         Newark Shopping Center      103,795     2,309        9,364
                                     -------    ------      -------
                                     103,795    $2,309      $12,409
                                     =======    ======      =======

         Line of Credit
              Draw                   Cash        Total
         --------------             ------      -------
             $ 9,800                $2,339  (2) $15,184
                -                      472       12,145
             -------                ------      -------
             $ 9,800                $2,811      $27,329
             =======                ======      =======

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------



                  The following unaudited pro forma results of operations are presented as if the acquisitions and sales of the rental properties that occurred during 1998 and 1999, and the July 1998 offering had occurred on January 1, 1998. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

                                                      For the nine months ended
                                                              September 30,
                                                      -------------------------
                                                              (unaudited)
                                                       1999               1998
                                                       ----               ----

           Pro forma Total Revenues                    $65,247          $60,528
                                                       =======          =======
           Pro forma net income                        $ 8,429          $ 7,399
                                                       =======          =======
           Pro forma earnings per Common Share-Basic   $  0.94          $  0.87
                                                       =======          =======
           Pro forma earnings per Common Share-Diluted $  0.93          $  0.86
                                                       =======          =======

4.       Mortgage Debt

         In February 1999 the Company signed an application with Metropolitan Life Insurance Company ("Met Life") for six separate loans totaling $75.0 million. The loans were all closed by June 30, 1999 as follows:

                                           Interest     Term      Closing
Collateral Properties           Amount       Rate      (years)      Date
---------------------           ------     --------    -------    -------
Mallard Creek Shopping Center   $10,900      6.85%       10    April 30, 1999
McHenry Commons                   6,700      6.85%       10    April 30, 1999
Davis Ford Crossing              10,700      6.79%       10    May 28, 1999
First State Plaza                13,700      6.79%       10    May 28, 1999
Valley Centre                    21,200      6.84%       12    May 28,  1999
Fox Mill Shopping Center         11,800      6.84%       12    June 29, 1999
                                ------
                                $75,000

         There are six separate loans and six separate mortgages. The loans are not cross-collateralized and allow for the assumption of each individual loan to a qualified buyer upon sale of the property by the Company. The all-in weighted average interest rate of the loans will be 7.31% including the amortization of financing costs and the costs of closing out interest rate swap agreements as discussed below. Monthly debt service payments will be based on a 25 year amortization schedule. The proceeds of the loans were used to retire the Nomura ($38,500), Mallard Creek ($11,400) and McHenry Commons ($6,300) loans. Excess proceeds of approximately $18,800 were used to pay down the Company's line of credit.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)


         With the application to Met Life the Company executed a rate lock agreement thereby fixing the interest rate for the term of the loans. Accordingly, in February 1999 the Company closed out the three swap agreements which were to commence in 1999. These agreements, which had a combined notional amount of $73.5 million, were closed out at combined cost for the Company of $3,100. This cost will be amortized over the life of the Met Life loan using the effective interest rate method.

5.       Debentures

         The $25,000, 8.25% Debentures matured on June 27, 1999. The holder of the Debentures exercised the option to exchange the Debentures for one million shares of Convertible Preferred Stock on June 27, 1999. The Debentures were collateralized by the Fox Mill and Penn Station properties which became unencumbered. Fox Mill was subsequently used as collateral for the Met Life loan.

6.       Preferred Stock

         Effective June 1, 1999, shares of Convertible Preferred Stock became convertible into 1.282051 shares of Common Stock. As of September 30, 1999, 625,980 shares of Convertible Preferred Stock were converted into 802,538 shares of Common Stock. The Company may redeem the Convertible Preferred Stock commencing July 15, 1999 at a redemption price of $27.44 per share. The redemption price reduces annually thereafter to $26.95, $26.46, $25.98, $25.49 and finally to $25.00 on July 15, 2004.

7.       Stock Option Plan

         In May 1999, under the current Stock Option Plan the Company issued 183,000 options to officers and employees at a strike price of $20.75 per share and 20,000 options to its directors at a strike price of $21.75 per share.

8.       Summary of Noncash Investing and Financing Activities

         Significant noncash transactions for the nine months ended September 30, 1999 and 1998 were as follows:


                                                            1999            1998
                                                            ----            ----

Liabilities assumed in acquisition of rental properties $12,409 $15,201 Common units in the Operating Partnership issued in connection with the acquisition of rental properties $ 2,309 $20,341 Increase in minority interest's ownership of the
  Operating Partnership                                     $ 1,128      $15,266
Accrued compensation paid through the issuance
  of Common Stock                                           $ 1,258      $   898
Exchange of Debentures for 1,000,000 shares of
  Preferred Stock                                           $25,000         -

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------


9.       Business Segments

         The Company owns one property type only (i.e. neighborhood shopping centers). Resource allocation, determination of compensation packages and financial analysis is performed by the Company's management for each segment. The Company measures performance of the segments based on total revenues less property operating and maintenance expenses, as detailed in the following table:


                                         Retail
                                         Properties  FWM     Other (1)    Total
                                         ----------  ---     ---------    -----

Nine months ended September 30, 1999:
Revenues                                 $ 63,266   $4,782   ($3,860)   $ 64,188
Operating and maintenance expenses         14,669    5,456    (5,456)     14,669
                                         --------   ------    ------    --------
Income (loss) from operations            $ 48,597  ($  674)   $1,596    $ 49,519
                                         ========   ======    ======    ========
Commercial real estate property
 expenditures                            $ 31,465   $  -      $  -      $ 31,465
                                         ========   ======    ======    ========
Segment assets at September 30, 1999     $556,171   $  -      $  -      $556,171
                                         ========   ======    ======    ========

Nine months ended September 30, 1998:
Revenues                                 $ 52,508   $4,938   ($4,131)   $ 53,315
Operating and maintenance expenses         12,838    4,657    (4,657)     12,838
                                         --------   ------    ------    --------
Income from operations                   $ 39,670   $  281    $  526    $ 40,477
                                         ========   ======    ======    ========
Commercial real estate property
 expenditures                            $ 60,806   $  -      $  -      $ 60,806
                                         ========   ======    ======    ========
Segment assets at September 30, 1998     $487,818   $  -      $  -      $487,818
                                         ========   ======    ======    ========


                                         Retail
                                         Properties  FWM     Other (1)    Total
                                         ----------  ---     ---------    -----

Three months ended September 30, 1999:
Revenues                                 $ 21,332   $1,406   ($1,116)   $ 21,622
Operating and maintenance expenses          4,676    1,850    (1,850)      4,676
                                         --------   ------    ------    --------
Income (loss) from operations            $ 16,656  ($  444)   $  734    $ 16,946
                                         ========   ======    ======    ========
Commercial real estate property
 expenditures                            $ 13,456   $  -      $  -      $ 13,456
                                         ========   ======    ======    ========
Segment assets at September 30, 1999     $556,171   $  -      $  -      $556,171
                                         ========   ======    ======    ========

Three months ended September 30, 1998:
Revenues                                 $ 18,160   $1,343   ($  940)   $ 18,563
Operating and maintenance expenses          4,254    1,402    (1,402)      4,254
                                         --------   ------    ------    --------
Income (loss) from operations            $ 13,906  ($   59)   $  462    $ 14,309
                                         ========   ======    ======    ========
Commercial real estate property
 expenditures                            $  1,324   $  -      $  -      $  1,324
                                         ========   ======    ======    ========
Segment assets at September 30, 1998     $487,818   $  -      $  -      $487,818
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


                                           Three months ended  Nine months ended
                                               September 30,     September 30,
                                               -------------     ------------

                                            1999        1998    1999       1998
                                            ----        ----    ----       ----

Income from operations for reportable
     segments                              $16,946   $14,309   $49,519  $40,477
General and administrative expenses         (1,004)     (857)   (3,168)  (2,709)
Interest expense                            (4,864)   (4,811)  (16,066) (14,782)
Depreciation and amortization               (4,288)   (3,766)  (12,781) (10,687)
Income allocated to minority interest       (1,512)   (1,116)   (4,091)  (3,069)
Distributions to Preferred Stockholders     (1,658)   (1,410)   (4,480)  (4,231)
Income (loss) from Management Company         (444)      (59)     (674)     281
Gain on sale of properties                     -         335       -      2,018
                                            ------   -------   -------   ------
Income before extraordinary items          $ 3,176   $ 2,625   $ 8,259  $ 7,298
                                           =======   =======   =======  =======



(1) Represents the adjustment for straight-lining of rents and reflecting the net income from FWM using the equity method of accounting.

10.  Subsequent Events

     On October 16, 1999, the Board of Directors declared a distribution of $0.4875 and $0.6094 per share of Common Stock and Preferred Stock, respectively, to shareholders of record as of November 1, 1999, payable on November 15, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Information" and the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q. Dollars are in thousands except per share data.

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

     For the three months ended September 30, 1999, the net income allocated to common stockholders increased by $551 or 21.0% from $2,625 to $3,176, when compared to the three months ended September 30, 1998, due to an increase in revenues which were primarily due to the purchase of Wilston Centre I, Wilston Centre II and Town Center at Sterling in November 1998 (the "1998 Acquisitions"), and Kamp Washington in January 1999 and Newark in August 1999 (the "1999 Acquisitions"), offset by an increase in expenses and income allocated to minority interest.

     Total revenues increased by $3,059 or 16.5%, from $18,563 to $21,622, due primarily to an increase in minimum rents of $2,058, tenant reimbursements of $468 and other income of $268 due to termination fees paid. The increases were primarily due to the 1998 Acquisitions and 1999 Acquisitions.

     Property operating and maintenance expense increased by $422, or 9.9%, from $4,254 to $4,676, due primarily to the 1998 Acquisitions and the 1999 Acquisitions. General and administrative expenses increased by $147 or 17.2%, from $857 to $1,004. General and Administrative expenses as a percent of total revenues remained the same at 4.6%

     Interest expense increased by $53, or 1.1%, from $4,811 to $4,864 due primarily to the increased mortgage indebtedness associated with the 1998 Acquisitions and the 1999 Acquisitions offset by the conversion of the $25,000 debentures to Preferred Stock in June 1999. The average debt outstanding increased from $255.9 million for 1998 to $264.8 million for 1999 and the weighted average interest rate decreased from 7.5% to 7.4%.

     Depreciation and  amortization  expenses  increased by $522 or 13.9%,  from
$3,766 to $4,288, primarily due to the 1998 Acquisitions and the 1999 Acquisitions.

     During 1998, there was a $335 gain on sale of properties. There were no such transactions during 1999.

     Income allocated to minority interests increased by $396 or 35.5% from $1,116 to $1,512 due to an increase in earnings of $1,195 ($259) and an increase in the minority interests' ownership of the Operating Partnership during the period from 21.7% to 23.8% ($137).

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

     For the nine months ended September 30, 1999, the net income allocated to common stockholders increased by $1,319 or 19.0% from $6,940 to $8,259, when compared to the nine months ended September 30, 1998 due to an increase in revenues which were primarily due to the purchase of Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners Shopping Center in May 1998, Village Shopping Center in June 1998, Wilston Centre I, Wilston Centre II and Town Center at Sterling in November 1998 (the "1998 Acquisitions"), and Kamp Washington in January 1999 and Newark Shopping Center in August 1999 (the "1999 Acquisitions"), offset by a gain on sale of properties of $2,018 recorded during the first and third quarters of 1998, an increase in expenses and an increase in income allocated to minority interest.

     Total revenues increased by $10,873 or 20.4%, from $53,315 to $64,188, due primarily to an increase in minimum rents of $7,498 and tenant reimbursements of $2,385. The increases were primarily due to the 1998 Acquisitions and the 1999 Acquisitions.

     Property operating and maintenance expense increased by $1,831 or 14.3%, from $12,838 to $14,669, due primarily to the 1998 Acquisitions and the 1999 Acquisitions. General and administrative expenses increased by $459 or 16.9%, from $2,709 to $3,168 due primarily to an increase in the amount of compensation paid or payable in Company stock of $100 and an increase in the amount of internal preacquisition costs of $166. Prior to March 19, 1998, internal preacquisition costs were capitalized and included in the cost of acquiring rental properties. General and Administrative expenses as a percentage of revenues decreased from 5.1% to 4.9%.

     Interest expense increased by $1,284, or 8.7%, from $14,782 to $16,066 due primarily to the increased mortgage indebtedness associated with the 1998 Acquisitions and the 1999 Acquisitions offset by the conversion of the $25,000 debentures to Preferred Stock in June 1999. The average debt outstanding increased from $253.5 million for 1998 to $276.8 million for 1999 and the weighted average interest rate decreased from 7.8% to 7.7%.

     Depreciation and amortization expenses increased by $2,094 or 19.6%, from $10,687 to $12,781, primarily due to the 1998 Acquisitions and the 1999 Acquisitions.

     During 1998, there was a $2,018 gain on sale of properties, and a $358 extraordinary loss due to the early extinguishment of debt. There were no such transactions during 1999.

     Income allocated to minority interests increased by $1,022 or 33.3% from $3,069 to $4,091 due to an increase in earnings of $2,590 ($559) and an increase in the minority interests' ownership of the Operating Partnership during the period from 21.6% to 24.3% ($463).


Liquidity and Capital Resources

Indebtedness

     As of September 30, 1999, the Company had total mortgage indebtedness of approximately $270.6 million. The mortgage indebtedness consists of approximately $263.9 million in indebtedness collateralized by 41 of the properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond Obligations") of approximately $6.7 million collateralized by one of the properties. Of the Company's indebtedness, $26.2 million (9.7%) is variable rate indebtedness, and $244.4 million (90.3%) is at a fixed rate. The effective interest rates of the indebtedness range from 5.1% to 9.8%, with a weighted average interest rate of 7.6%, and will mature between 1999 and 2014. Approximately 13.3% of the Company's indebtedness will become due by 2000, requiring balloon payments of $3.7 million in 1999, and $24.4 million in 2000. From 1999 through 2014, the Company will have to refinance an aggregate of $216.7 million. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

     The Company currently has two collateralized revolving lines of credit (the "Lines of Credit"). The Company has a collateralized revolving Line of Credit of up to $51,000 (which was increased from $45,000 to $51,000 on October 27, 1999) with Union Bank of Switzerland. This line is collateralized by seven properties (Kenhorst Plaza, Shoppes of Graylyn, Watkins Park Plaza, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line matures on February 1, 2001 and loans under this line bear interest at LIBOR plus one percent (1%). The Company has an additional collateralized revolving Line of Credit of up to $5,775 from First Union Bank. Loans under this line bear interest at LIBOR plus two percent (2%) per annum, and is on a month-to-month basis. This Line of Credit is collaterized by a first mortgage lien on Brafferton Shopping Center. As of September 30, 1999, there was $13,000 outstanding under the Lines of Credit.

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

         The Company has developed a Year 2000 Compliance Plan ("The Plan") to address these issues. The Plan is being managed by two of the Company's senior executives and has been approved by senior management. The progress of the Plan is being monitored by the Company's Board of Directors. The Plan focuses on four major components: IT systems such as the Company's accounting and property management software packages and related hardware; non-IT systems such as the Company's telephone system, voice mail system and other office equipment; the state of readiness of the Company's critical trading partners such as its banks, utilities and tenants; and embedded systems, particularly those located at the Company's Retail Properties such as sprinkler systems, security systems, etc. (Note: access to the Retail Properties does not rely on elevator service because the structures are no higher than two stories.) The Plan contains ten phases as follows:
                                     Estimated            Estimated
    Phase Description                Start Date        Completion Date

1.  Educate senior management        Commenced             Completed
2.  Designate a Plan manager         Commenced             Completed
3.  Inventory all systems            Commenced             Completed
4.  Contact suppliers of system      Commenced             Completed
5.  Send questionnaire to tenan      All have been mailed  Currently
                                                             receiving responses
6.  Send questionnaire to other
      critical trading partners      Commenced             Substantially
                                                             completed, awaiting
                                                             some responses
7.  Prioritize problems
      (critical vs. non-critical)    Commenced             Completed
8.  Identify solutions (repair or
      replace)                       Commenced             Completed
9.  Test Solutions                   Commenced             Substantially
                                                             completed
10. Anticipate contingencies
      including the most reasonably
      likely worst case scenarios    Commenced             Continuous

         The Company has incurred approximately $75 to date in the implementation of the Plan. These costs have primarily been incurred to upgrade the desktop PC's at the Company's home office. The Company has determined that implementing the Plan will cost less than $100. The Company has incurred approximately $340 to date and anticipates an additional $160 to replace its current accounting and property management software system. Although the Company believes that the current system is materially Year 2000 compliant, the Company has decided to migrate to a new system because of the improved technology and reporting capabilities of the new system. The Company successfully converted to the new system on October 1, 1999. These costs will be funded from the Company's cash flow. The Plan efforts will be primarily staffed by employees of the Company.

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

         The Company's operating results are affected by changes in interest rates on variable rate borrowings including the Company's Line of Credit facilities as well as other mortgages and notes with variable interest rates. If interest rates increased by 100 basis points, the Company's interest expense for the nine months ended September 30, 1999 would have increased by $222, based on balances during the nine months ending September 30, 1999. The following is a summary of the Company's long term debt as of September 30, 1999:

                   Expected Maturity Date of Balloon Payments

                             1999        2000       2001      2002     2003
                           --------    --------   --------  -------- --------
FIXED RATE                   $3,656     $24,367       $735   $11,843  $14,926
-----------

     Average Interest Rate    7.0%        8.4%       6.5%      7.1%     7.2%

VARIABLE RATE

LIBOR-based(1):

     Line of Credit (LIBOR
           plus 1.0%) (2)                           13,000
     Ashburn Farms (LIBOR
        plus 1.5%)                                   6,451
                           --------    --------   --------  -------- --------

Total LIBOR-based              0           0        19,451      0       0
Tax-exempt:
     Mayfair Shopping
       Center (3)
                           --------    --------   --------  -------- --------

Total variable rate debt       0           0        19,451      0       0
                           --------    --------   --------  -------- --------

Total Debt                   $3,656     $24,367    $20,186   $11,843  $14,926
                            ====================================================

                     Total         Fair Value
                    Balloon       of Debt as of
 Thereafter         Payments         9/30/99
 ----------         --------      -------------

  $138,456          $193,983         $311,733


    7.6%              7.6%






                      13,000           13,000

                       6,451            6,451
                    --------         --------

      0               19,451           19,451


     3,235             3,235            3,235
  --------          --------         --------

     3,235            22,686           22,686
  --------          --------         --------

  $141,691          $216,669         $334,419
  ===========================================


     (1) At September 30, 1999 the LIBOR rate was 5.40%.

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


     Currently the Company has only one interest rate swap contract in effect. The notional amount is $24,000, the contract period is May 1, 2000 through May 2, 2005. The Company pays a fixed rate of 5.85% and receives the 30 day LIBOR rate. As of September 30, 1999, this swap contract has a fair market value of approximately $619. If interest rates increase by 100 basis points, the fair market value of this interest rate hedge contract as of September 30, 1999 would increase by approximately $904. If interest rates decrease by 100 basis points, the fair market value of this interest rate hedge contract as of September 30, 1999 would decrease by approximately $962. In addition, we are exposed to certain losses in the event of non-performance by the counter party under the hedge contract. We expect the counter party, which is a major financial institution, to perform fully under this contract. However, if the counter party were to default on their obligations under the interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contract.

                                     Part II

OTHER INFORMATION

Item 2.        Recent Sales of Unregistered Equity Securities

               (a)        Securities Sold

               The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company since December 31, 1998:

               Date of Sale                  Title                       Amount
               ------------                  -----                       ------

               8/17/99                       Common Units               103,795

               (b)        Underwriters and other purchasers

                  I. August 17, 1999 Sales. Underwriters were not retained in connection with the sale of these securities. These units were sold to the seller of Newark Shopping Center, an "accredited investor".

               (c)        Consideration

                  I. August 17, 1999 Sales. These units were issued in exchange for property having a value of approximately $2.8 million, net of assumed indebtedness. There were no underwriting discounts or commissions with respect to such securities.

Item 4.        Submission of matters to a vote of security holders

               None.

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


                       FIRST WASHINGTON REALTY TRUST, INC.


   Date:   November 10, 1999                /s/  William J. Wolfe
                                         ----------------------------------
                                         By:     William J. Wolfe
                                                 President and
                                                 Chief Executive Officer


   Date:   November 10, 1999               /s/ James G. Blumenthal
                                         ----------------------------------
                                         By:   James G. Blumenthal
                                               Executive Vice President and
                                               Chief Financial Officer