Form 10-Q/A
period 1999-09-30
FIRST WASHINGTON REALTY TRUST INC
filed 1999-11-16
CIK 926861

FORM 10-Q/A

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

                        9,465,059 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q/A

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

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock $.01 par value,
     3,800,000 shares designated; 2,692,049 and
     2,314,189 issued and outstanding, respectively
     (aggregate liquidation preference of $73,870
     and $57,855 respectively)                              27               23
  Common stock $.01 par value, 90,000,000 shares
     authorized; 9,457,541 and 8,566,985 shares issued
     and outstanding, respectively                          95               86
  Additional paid-in capital                           245,833          218,345
  Accumulated distributions in excess of earnings      (37,074)         (32,373)
                                                      --------         --------

          Total stockholders' equity                   208,881          186,081
                                                      --------         --------

          Total liabilities and stockholders' equity  $556,171         $532,954
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

     Total revenues increased by $3,059 or 16.5%, from $18,563 to $21,622, due primarily to an increase in minimum rents of $2,058, and tenant reimbursements of $468 (both increases are primarily due to the 1998 Acquisitions and 1999 Acquisitions) and an increase in other income of $268 primarily due to a termination fee received from a tenant.

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

         An interim report on Form 8-K was filed on March 24, 1999 regarding Risk Factors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                       FIRST WASHINGTON REALTY TRUST, INC.




   Date:   November 16, 1999               /s/ James G. Blumenthal
                                         ----------------------------------
                                         By:   James G. Blumenthal
                                               Executive Vice President and
                                               Chief Financial Officer