Form 10-K
period 1999-12-31
FIRST WASHINGTON REALTY TRUST INC
filed 2000-03-30
CIK 926861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from _____ to _____

                         Commission File Number 0-25230

                       FIRST WASHINGTON REALTY TRUST, INC.

             (Exact name of registrant as specified in its charter)

              Maryland                                                52-1879972
(State of Incorporation or Organization)                        (I.R.S. employer
                                                             identification no.)

4350 East-West Highway                                            (301) 907-7800
Suite 400                                                (Registrant's telephone
Bethesda, MD   20814                                number, including area code)
(Address of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
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

                                 Yes   X       No
                                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $190 million based on the closing price of such shares on the New York Stock Exchange as of March 27, 2000.

The number of shares of the Registrant's Common Stock outstanding was 10,057,847 on March 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 12, 2000, to be filed pursuant to Regulation 14A.

This report including Exhibits, contains 55 pages.

                       FIRST WASHINGTON REALTY TRUST, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



Item
 No.                                                                        Page
----                                                                        ----
                                     PART I

1.    Business...............................................................  1
2.    Properties.............................................................  7
3.    Legal Proceedings...................................................... 11
4.    Submission of Matters to a Vote of Security Holders.................... 11

                                     PART II

5.    Market for the Registrant's Common Equity and Related Shareholder
          Matters............................................................ 12
6.    Summary of Selected Financial Data..................................... 13
7.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 15
7a.   Qualitative and Quantitative Disclosures About Market Risk............. 21
8.    Consolidated Financial Statements and Supplementary Data............... 22
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................... 22

                                    PART III

10.   Directors and Executive Officers of the Company........................ 23
11.   Executive Compensation................................................. 23
12.   Security Ownership of Certain Beneficial Owners and Management......... 23
13.   Certain Relationships and Related Transactions......................... 23

                                     PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....... 23

                                     PART I


ITEM 1.  BUSINESS (dollars in thousands)

General

         First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers. The Company currently owns a portfolio of 62 retail properties (the "Retail Properties") containing a total of approximately 6.7 million square feet of gross leasable area ("GLA") located in the Mid-Atlantic region and the Chicago, Illinois and Milwaukee, Wisconsin metropolitan areas. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

         The Retail Properties are strategically located neighborhood shopping centers principally anchored by well known tenants such as Giant Food, Safeway, Shoppers Food Warehouse, Food Lion, A&P Superfresh, Winn Dixie, Weis Markets, Acme Market, Dominick's Supermarket, Ukrops, CVS/Pharmacy, Walgreen's, Borders Books, Eckerd Drug and Rite Aid. Neighborhood shopping centers are typically open-air centers ranging in size from 50,000 to 150,000 square feet of GLA and anchored by supermarkets and/or drug stores. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 108,000 square feet of GLA. The anchor tenants typically offer daily necessity items rather than specialty goods. Nine of the Retail Properties are relatively small in size, with less than 50,000 square feet of GLA. Such properties do not have a large supermarket or drug store anchor tenant, and as such may be subject to greater variability in consumer traffic and operating performance.

Organization

         The Company was formed in April 1994 to continue and expand the neighborhood shopping center acquisition, management and renovation strategies of First Washington Management, Inc. ("FWM"), which has been engaged in the business since 1983. FWM was founded by Stuart D. Halpert, the Company's
Chairman and William J. Wolfe, the Company's President and Chief Executive Officer (collectively the "Principals").

         The Company's assets are held by, and all its operations conducted through, First Washington Realty Limited Partnership (the "Operating Partnership") and FWM. The Company is the sole general partner of the Operating Partnership. The limited partners are individuals, partnerships and others who have contributed their property in exchange for partnership interests ("Units"). The limited partners may exchange their Units for cash or, at the option of the Company, for stock of the Company on a 1 for 1 basis. As of December 31, 1999 and 1998, the Company owned approximately 74% and 73% of the Operating Partnership, respectively. This arrangement is commonly referred to as an Umbrella Partnership or "UPREIT" structure. The Operating Partnership owns 100% of the non-voting preferred stock of FWM which entitles it to 99% of the cash flow. Messrs. Halpert and Wolfe own 100% of the voting common stock of FWM which entitles them to 1% of the cash flow. In addition, the Operating Partnership holds an FWM promissory note in the amount of $4,000 with interest payable quarterly in the amount of $120. FWM provides management, leasing and related services to the Operating Partnership and also provides such services to 11 third-party clients consisting of 21 properties and 1.8 million square feet of GLA. As of December 31, 1999, the Company and the Operating Partnership, including subsidiary entities, collectively owned 100% of the Retail Properties. Due to the Company's ability, as the general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated for financial reporting purposes. Allocation of net income and equity to the limited partners of the Operating Partnership is based on their respective partnership interests and is reflected in the accompanying Consolidated Financial Statements as minority interests. Losses allocable to the limited partners in excess of their basis are allocated to the Common Stockholders as the limited partners have no requirement to fund losses.

         The Company is incorporated in the State of Maryland with its headquarters located at 4350 East-West Highway, Suite 400, Bethesda, Maryland. The telephone number is (301) 907-7800. FWM has regional property management offices located in Illinois, Pennsylvania and Virginia. FWM has approximately 75 employees.

Operating Strategies

         The Company seeks to increase cash flow and distributions, as well as the value of its portfolio, through intensive property management and strategic renovation and expansion of its properties and the opportunistic acquisition of additional neighborhood shopping centers within the Mid-Atlantic region and the Chicago, Illinois and Milwaukee, Wisconsin metropolitan areas, where the Company has extensive knowledge of local market growth patterns and economic conditions. The Company would also consider acquisitions in other metropolitan markets which management determines to be both attractive and conveniently accessible.

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

         The Company believes that, as a fully integrated real estate organization with both owned and third-party managed properties, it enjoys significant operating efficiencies relative to many of its competitors that operate smaller, fragmented portfolios. These operating efficiencies are the result of economies of scale in operating expenses, more effective leasing and marketing efforts, and enhanced tenant retention levels. The Company also benefits from effectively spreading certain fixed property management and leasing costs over its entire owned and third-party managed portfolio. Management believes that the scope of the Company's portfolio, combined with managements' professional and community ties to the Mid-Atlantic region and the Chicago, Illinois and Milwaukee, Wisconsin metropolitan areas, enables the Company to develop long-term relationships with national and regional tenants which occupy multiple properties in its portfolio, which improves occupancy rates and tenant retention levels.

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

         The following table sets forth information with respect to the Company's recent and ongoing renovations and expansions:

                                                                                       Additional
     Name                      Description                             Cost           Square Feet
     ----                      -----------                             ----           -----------
     1999 Completed Projects:
     -----------------------
     City Avenue
          Shopping Center      Common area renovation                $  230                 --
     Newtown Square
       Shopping Center         Acme expansion
                                  and common area renovation          1,238             20,944
     Mallard Creek             Common area renovation                   290                 --
     Stonebrook Plaza          Common area renovation                   180                 --
                                                                     ------             ------

                                                                     $1,938             20,944
                                                                     ======             ======


                                                                     Estimated
                                                                     Completion           Estimated     Additional
     Name                        Description                         Date                 Cost          Square Feet
     ----                        -----------                         -----------          ---------     -----------
     2000 Projects:
     -------------
     Parkville  Shopping Center  Facade, common area renovation
                                   and expansion of A&P Superfresh   Fourth Quarter 2000     $ 2,400         22,500
     Saratoga Shopping Center    Facade & common area renovation     Third Quarter 2000          800              -
     Willston Centre I & II      Facade & common area renovation     Second Quarter 2000       1,500              -
     The Village                 Facade renovation                   Second Quarter 2000         175              -

                                                                                              ------         ------
                                                                                              $4,875         22,500
                                                                                              ======         ======


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

         Opportunistic Acquisitions. Another principal component of the Company's strategy is the acquisition of additional neighborhood shopping centers within the Mid-Atlantic region and the Chicago, Illinois and Milwaukee, Wisconsin metropolitan areas. The Company will seek to acquire properties which are strategically located along major traffic arteries in well-established, densely populated communities. The Company typically selects properties in locations where it believes the supply of developable land and zoning restrictions impede the development of competing shopping centers and where tenants' location alternatives are limited. The Company would also consider acquisitions in other metropolitan markets which management determines to be both attractive and conveniently accessible.

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

         When evaluating potential acquisitions, the Company will consider such factors as: (i) economic, demographic, and regulatory conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion, or retenanting of the property;
(viii) the property's current expense structure and the potential to increase operating margins; and, (ix) competition from comparable retail properties in the market area. The Company successfully completed the acquisition of 51 properties since its organization in April 1994.

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

         Future borrowings may be either on a secured or unsecured basis. The Company's ratio of debt to total market capitalization as of December 31, 1999 was approximately 48.1%. The Company is subject to a number of risks associated with borrowing, including the uncertainty associated with the ability of the Company to refinance mortgage indebtedness of approximately $74.6 million maturing in 2000 and 2001, that the indebtedness might be refinanced on less favorable terms, that there is a lack of limitations on the amount of indebtedness that the Company may incur, that interest rates might increase on variable rate or refinanced indebtedness and that the Company's level of leverage may limit its ability to grow through additional debt financing.

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

         Contamination caused by dry cleaning solvents has been detected in groundwater below the Penn Station Shopping Center. The source of the contamination has not been determined. Potential sources include a dry cleaner tenant at the Penn Station Shopping Center and a dry cleaner located in an adjacent property. Sampling conducted at the site indicates that the contamination is limited and is unlikely to have any affect on human health. The Company has made a request for closure to the State of Maryland. Management believes that there is minimal exposure at this time, and therefore has not recorded an environmental clean-up liability.

         Petroleum has been detected in the soil of a parcel adjacent to the Fox Mill Shopping Center on property occupied by Exxon Corporation ("Exxon") for use as a gas station (the "Exxon Station"). Exxon has taken steps to remediate the petroleum in and around the Exxon Station, which is located down gradient from the Fox Mill Shopping Center. Exxon has agreed to take full responsibility for the remediation of such petroleum. Currently, the Company is not aware of any contamination of the Company's property and none is expected to occur. In addition, a dry cleaning solvent has been detected in the groundwater below the Fox Mill Shopping Center. A groundwater pump and treatment system, approved by the Virginia Water Control Board, was installed in July 1992, and was operating until recently when the Control Board ordered quarterly sampling to determine if further remediation is necessary. The previous owner of the Fox Mill Shopping Center has since made a request for closure to the Virginia Department of Environmental Quality. The previous owner has also agreed to pay for the costs of running the pumps and monitoring the contamination and has agreed to fully remediate the groundwater contamination to the extent required by the applicable regulatory authority. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         A dry cleaning solvent has been detected in the soil and groundwater below the Four Mile Fork Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any affect on human health. In addition, the previous owner of the Four Mile Fork Shopping Center has provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority, and the Commonwealth of Virginia Department of Environmental Quality has issued a Certificate of Satisfactory Completion of Remediation. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         A dry cleaning solvent has been detected in the soil below the Bowie Plaza Shopping Center. Testing done at the site indicates that the contamination is limited and is unlikely to have any affect on human health. In addition, the previous owner of the property has provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority. Also, petroleum has been detected in the soil and groundwater beneath the property arising from a release from an adjoining Shell service station not owned by the Company. Shell is liable for the clean up and is currently performing clean up activities. Also, the contamination is unlikely to have an affect on human health. In light of the above, management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability for either of these items.

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

         Dry cleaning solvent and hydraulic fluid has been detected in the soil below the Riverside Square. Testing done at the site indicates that the contamination is limited and is unlikely to have any affect on human health, and the environmental consultant recommended that no further investigation or remediation was warranted at that time. In light of the above, management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

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

         Petroleum has been detected in the soil below the Parkville Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any affect on human health. In addition, the previous owner of the Parkville Shopping Center provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority, and the Maryland Department of the Environment has issued a "no further action" letter. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean- up liability.

         Petroleum and a dry cleaning solvent have been detected in the soil and groundwater below The Village Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any affect on human health. In addition, the previous owner of The Village Shopping Center provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority, and the Commonwealth of Virginia Department of Environmental Quality has issued a "no further action" letter. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         Dry cleaning solvent has been detected in the soil and groundwater below the Kamp Washington Shopping Center. Testing conducted at the site indicates that the contamination is largely confined to the site and poses minimal risk to public health or the environment. In addition, the previous owner of the Kamp Washington Shopping Center has agreed to be responsible for a portion of the costs and expenses to obtain closure from the responsible regulatory authority. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean- up liability at this time.

         Dry cleaning solvent has been detected in the soil and groundwater below the Westmont Plaza Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any affect on human health. In addition, the previous owner of the Westmont Plaza Shopping Center provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

         Petroleum and a dry cleaning solvent have been detected in the soil and groundwater below the Woodmoor Shopping Center. Testing conducted at the site indicates that the contamination is limited and is unlikely to have any affect on human health. In addition, the previous owner of the Woodmoor Shopping Center provided an indemnification for all costs and expenses to obtain closure from the responsible regulatory authority. Steuart Petroleum is liable for any clean up of the petroleum and is pursuing closure. Management believes that there is minimal exposure at this time and, therefore, has not recorded an environmental clean-up liability.

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

Item 2 Properties

 The Following table sets forth certain information relating to the Properties as of December 31, 1999

                        FIRST WASHINGTON REALTY TRUST INC
                             PROPERTY SUMMARY TABLE

                                                                                          LAND       LEASABLE
                                                                  YEAR         YEAR       AREA         AREA      PERCENT
    PROPERTY                              LOCATION                BUILT      ACQUIRED    (ACRES)      (SQFT)     LEASED
    --------                              --------                -----      --------    -------     --------    -------
WASHINGTON DC METRO
Bowie Plaza                              Bowie, MD                 1966         1998       10.8      104,836      97.1%
Bryans Road Shopping Center              Bryans Road, MD           1972         1990       11.8      118,676      98.3%
Capital Corner Shopping Center           Landover , MD             1987         1987        4.1       42,625      76.0%
Clinton Square Shopping Center           Clinton, MD               1979         1984        2.0       18,961      62.4%
Cloppers Mills Vilage Shopping Center    Germantown, MD            1995         1996       14.2      137,035      99.0%
Firstfield Shopping Center               Gaithersburg, MD          1978         1995        2.4       22,327     100.0%
Mitchellville Plaza                      Mitchellville, MD         1991         1997       14.5      155,674      96.2%
Penn Station Shopping Center (1)         District Heights, MD      1989         1987       22.5      334,970      79.1%
Prince George's County Commercial Park   Beltsville, MD            1988         1985        9.7      146,422      90.3%
Rosecroft Shopping Center                Temple Hills, MD          1963         1985        8.3      119,010      93.5%
Takoma Park Shopping Center              Takoma Park, MD           1960         1996        9.8      108,168     100.0%
Watkins Park Plaza                       Mitchellville, MD         1985         1998       12.8      112,143      97.9%
Woodmoor Shopping Center                 Silver Spring, MD         1954         1999        3.1       67,394      98.4%
Ashburn Farm Village Center              Ashburn, VA               1996         1997       10.2       88,917     100.0%
Brafferton Center                        Garrisonville, VA         1974         1994        9.4       94,731      98.3%
Centre Ridge Marketplace                 Centreville, VA           1996         1996       10.9      104,154      98.8%
Chesapeake Bagel Building                Alexandria, VA           1800's        1983        0.1       11,288     100.0%
Davis Ford Crossing                      Manassas,VA               1988         1994       20.8      149,917      86.7%
Four Mile Fork Shopping Center           Fredericksburg, VA        1975         1997       10.3      101,360      90.5%
Fox Mill Shopping Center                 Reston, VA                1977         1994       14.0      103,269      94.3%
Kamp Washington Shopping Center          Fairfax, VA               1960         1999        5.9       71,825     100.0%
Kings Park Shopping Center               Burke, VA                 1966         1996        8.6       78,013     100.0%
Potomac Plaza                            Woodbridge,VA             1963         1986        5.4       85,400      97.4%
Saratoga Shopping Center                 Springfield, VA           1977         1999       11.3      101,587      94.1%
Town Center at Sterling                  Sterling, VA            1973-1978      1998       14.3      185,071     100.0%
Willston Centre I                        Falls Church, VA          1952         1998        5.9       86,468     100.0%
Willston Centre II                       Falls Church, VA          1986         1998       10.6      127,434     100.0%
The Georgetown Shops  (3)                Washington, DC         Late 1800's   1981-1989     0.2        9,052     100.0%
Connecticut Avenue Shops                 Washington, DC            1954         1986        0.1        3,000     100.0%
Spring Valley Shopping Center            Washington, DC            1930         1997        0.9       16,834     100.0%



                                         SIGNIFICANT TENANTS
     PROPERTY                          (LEASE EXPIRATION DATES)                               ENCUMBRANCES
     --------                          ------------------------                               ------------
                                                                                               (in 000's)
WASHINGTON DC METRO
Bowie Plaza                            Giant (2002), CVS (2003)                                   $ 4,703
Bryans Road Shopping Center            Safeway (2014), CVS (2006)
Capital Corner Shopping Center
Clinton Square Shopping Center
Cloppers Mills Village Shopping Center Shoppers Food Warehouse (2015), CVS (2006),                 13,627
Firstfield Shopping Center                                                                          2,416
Mitchellville Plaza                    Food Lion (2016)                                            14,249
Penn Station Shopping Center (1)       Safeway (n/a)
Prince George's County Commercial Park
Rosecroft Shopping Center              Food Lion (2015)
Takoma Park Shopping Center            Shoppers Food Warehouse (2011)                              44,000(2)
Watkins Park Plaza                     Safeway (2007), CVS (2006)                                        (2)
Woodmoor Shopping Center               CVS (2005)
Ashburn Farm Village Center            A & P Superfresh (2016)                                      6,537
Brafferton Center                      Giant Food (2009)
Centre Ridge Marketplace               A & P Superfresh (2016); Sears Paint & Hardware (2007)            (2)
Chesapeake Bagel Building                                                                             735
Davis Ford Crossing                    Weis Markets (2010), CVS (2005)                             10,617
Four Mile Fork Shopping Center         CVS (2001)                                                        (2)
Fox Mill Shopping Center               Giant Food(2018)                                            11,724
Kamp Washington Shopping Center        Borders Books (2010)                                         2,979
Kings Park Shopping Center             Giant (2013), CVS (2003)                                     4,458
Potomac Plaza                                                                                       2,579
Saratoga Shopping Center               Giant Food (2002)                                            6,776
Town Center at Sterling                Giant Food (2003)                                            8,847
Willston Centre I                      CVS (2003)
Willston Centre II                     Safeway (2015)                                              10,132
The Georgetown Shops  (3)
Connecticut Avenue Shops
Spring Valley Shopping Center          CVS (2009)

Item 2 Properties

                       FIRST WASHINGTON REALTY TRUST INC
                             PROPERTY SUMMARY TABLE
                                  (Continued)

                                                                                     LAND       LEASABLE
                                                                YEAR        YEAR       AREA         AREA      PERCENT
    PROPERTY                          LOCATION                  BUILT     ACQUIRED    (ACRES)      (SQFT)     LEASED
    --------                          --------                  -----     --------    -------     --------    -------
BALTIMORE METRO
Elkridge Corners Shopping Center   Elkridge, MD                 1990         1998        8.4       73,529       100.0%
Festival At Woodholme              Baltimore, MD                1986         1995        7.1       81,027       100.0%
Northway Shopping Center           Millersville, MD             1987         1996        9.6       98,016        93.2%
Parkville Shopping Center          Baltimore, MD                1961         1998       12.7      140,925        97.0%
Southside Marketplace              Baltimore, MD                1990         1996        9.1      125,146        96.6%
Valley Centre                      Owings Mills, MD             1987         1994       33.0      251,928        93.1%
CHICAGO METRO
McHenry Commons                    McHenry, IL                  1988         1997       11.5      100,526        98.6%
Mallard Creek                      Round Lake Beach, IL         1987         1997       14.9      143,759       100.0%
Riverside Square/River's Edge      Chicago, IL                  1986         1997       17.7      169,435        94.1%
Stonebrook Plaza                   Merrionette Park, IL         1984         1997        8.1       95,825        96.1%
The Oaks Shopping Center           Des Plaines, IL              1983         1997       16.7      135,030        95.5%
RICHMOND, VA. METRO
Glen Lea Shopping Center           Richmond, VA                 1969         1995        9.2       77,603       100.0%
Hanover Village Shopping Center    Mechanicsville, VA           1971         1995        9.5       96,146        98.3%
Laburnum Park Shopping Center(5)   Richmond, VA                 1988         1995        9.3      113,992        97.7%
Laburnum Square Shopping Center    Richmond, VA                 1975         1995       11.4      109,405        87.3%
The Village Shopping Center        Richmond, VA                 1948         1998       11.7      110,885        99.6%
PHILADELPHIA METRO
City Avenue Shopping Center        Philadelphia, PA          1950's-60's     1997       12.2      161,454        96.3%
Mayfair Shopping Center            Philadelphia, PA             1988         1994        5.7      115,027        99.0%
Newtown Square Shopping Center     Newtown Square, PA        1960's-70's     1996       14.4      142,210        97.6%
Westmont Plaza Shopping Center     Hadden Township, NJ        1953/1983      1999        9.5       52,640       100.0%
WILMINGTON, DE. METRO
First State Plaza                  New Castle,  DE              1988         1994       21.0      164,569        99.0%
Newark Shopping Center             Newark, Delaware          1950's- 87      1999       16.8      182,860        91.5%
Shoppes of Graylyn                 Wilmington, DE               1971         1997        5.0       66,676       100.0%



                                         SIGNIFICANT TENANTS
     PROPERTY                          (LEASE EXPIRATION DATES)                                  ENCUMBRANCES
     --------                          ------------------------                                  ------------
                                                                                                  (in 000's)
BALTIMORE METRO
Elkridge Corners Shopping Center       A & P Superfresh (2015), Rite Aid (2005)                      6,322
Festival At Woodholme                  Sutton Place Gourmet (2006)                                  11,238
Northway Shopping Center               Metro Foods (2007)                                            6,043
Parkville Shopping Center              A & P Superfresh (2015),Rite Aid (2001)                       3,409
Southside Marketplace                  Metro Foods (2016), Rite Aid (2001)                           7,848
Valley Centre                          Weis Markets(2007),TJ Maxx(2007),Sony Theaters (2005)        21,562
CHICAGO METRO
McHenry Commons                        Dominick's Finer Foods (2008)                                 6,640
Mallard Creek                          Dominick's Finer Foods (2008)                                10,802
Riverside Square/River's Edge          Dominick's Finer Foods (2017)
Stonebrook Plaza                       Dominick's Finer Foods (2005)                                 5,770
The Oaks Shopping Center               Dominick's Finer Foods (2017)                                 9,242
RICHMOND, VA. METRO
Glen Lea Shopping Center               Winn Dixie (2005), Eckerd Drug (2005)                        12,627(4)
Hanover Village Shopping Center        Rack 'N Sack (2008), Rite Aid (2003)
Laburnum Park Shopping Center (5)      Ukrop's Supermarket (n/a), Rite Aid (2007)                         (4)
Laburnum Square Shopping Center        Hannaford Brothers Supermarket (2013)                              (4)
The Village Shopping Center            Ukrop's Super Market (2019), CVS (2003)                            (4)
PHILADELPHIA METRO
City Avenue Shopping Center            Acme Supermarkets(2004), Eckerd Drug(2004),T J Maxx(2001)     9,581
Mayfair Shopping Center                Shop 'N Bag Supermarket(2013), Eckerd  Drug (2006)            6,650
Newtown Square Shopping Center         Acme Supermarkets(2014), Eckerd Drug (2004)                        (2)
Westmont Plaza Shopping Center         Acme (2000), CVS (2005)
WILMINGTON, DE. METRO
First State Plaza                      Shop Rite Supermarket(2009), Cinemark USA(2011),             13,594
Newark Shopping Center                                                                               9,337
Shoppes of Graylyn                     Rite Aid (2016)                                                    (2)

Item 2 Properties

                       FIRST WASHINGTON REALTY TRUST INC
                             PROPERTY SUMMARY TABLE
                                  (Continued)

                                                                                     LAND       LEASABLE
                                                              YEAR        YEAR       AREA         AREA      PERCENT
    PROPERTY                        LOCATION                  BUILT     ACQUIRED    (ACRES)      (SQFT)     LEASED
    --------                        --------                  -----     --------    -------     --------    -------
MILWAUKEE METRO
Cudahy Center                        Cudahy, WI               1972        1999         7.2      103,254       84.6%
Racine Centre                        Mount Pleasant, WI       1988        1999        13.4      135,827       96.4%
Whitnall Square                      St. Francis, WI          1989        1999        15.9      133,301       94.7%
CENTRAL PENNSYLVANIA
Allen Street Shopping Center         Allentown, PA            1958        1996         4.1       46,503       97.4%
Colonial Square Shopping Center      York, PA                 1955        1990         2.9       28,640      100.0%
Kenhorst Plaza Shopping Center       Kenhorst, PA             1990        1995        19.2      161,424       98.9%
Stefko Boulevard Shopping Center     Bethlehem, PA         1958-60-75     1996        10.3      135,864       95.6%
RALIEGH, NC.
Shoppes Of Kildaire                  Cary, NC                 1986        1986        14.0      148,204      100.0%
CHARLESTON, SC.
James Island Shopping Center         Charleston, SC           1967        1990         6.5       88,557      100.0%
                                                                                     -----    ---------      -----
TOTAL/AVERAGE                                                                        642.9    6,696,748       95.4%
                                                                                     =====    =========       ====




                                             SIGNIFICANT TENANTS
     PROPERTY                               (LEASE EXPIRATION DATES)                                      ENCUMBRANCES
     --------                               ------------------------                                      ------------
                                                                                                            (in 000's)
MILWAUKEE METRO
Cudahy Center                               Pick 'N Save (2001), Walgreens (2028)                                  (6)
Racine Centre                               Super Saver (2003), Office Depot (2006)                                (6)
Whitnall Square                             Pick 'N Save (2009), Walgreens (2030)                                  (6)
CENTRAL PENNSYLVANIA
Allen Street Shopping Center                Laneco (2003), Eckerd Drug (2004)                                 5,714(7)
Colonial Square Shopping Center             Minnichs Pharmacy (2003)
Kenhorst Plaza Shopping Center              Redners(2009), Rite Aid(2000); Sears Paint & Hardware(2007)            (2)
Stefko Boulevard Shopping Center            Laneco (2003)                                                          (7)
RALIEGH, NC.
Shoppes Of Kildaire                         Winn Dixie (2006),                                                7,358
CHARLESTON, SC.
James Island Shopping Center                Piggly Wiggly (2010), Kerr Drug (2002)
                                                                                                            --------
TOTAL/AVERAGE                                                                                               $298,116
                                                                                                            ========

-------------
(1) Includes Safeway (50,000 sq. ft.) and Bowling Alley (40,000 sq. ft.) pad sites owned by others.
(2) These properties serve as collateral for the Line of Credit facility. As December 31, 1999, $44,000 is outstanding on the Line of Credit.
(3) Represents two (2) historic retail shops located in the central shopping district of Georgetown, Washington D.C.
(4) These properties are encumbered by first deeds of trust as collateral for a $12,627 mortgage loan.
(5)  Includes Ukrop's Supermarket (49,000 sq. ft.) pad site owned by Ukrop's.
(6) These properties were subsequently encumbered by first deeds of trust in January 2000.
(7) These properties are encumbered by first deeds of trust as collateral for $5,714 mortgage loan.

Competition

         There are numerous commercial developers, real estate companies and other owners of real estate that operate in the Mid-Atlantic region and the Chicago, Illinois and Milwaukee, Wisconsin metropolitan areas which compete with the Company in seeking acquisition opportunities and tenants for its properties. In addition, retailers at the shopping centers face competition from malls, factory outlet centers, discount shopping clubs, direct mail, telemarketing and the Internet.

         Retail  Properties.  The Retail  Properties  are  located in  Maryland,
Virginia, North Carolina, Pennsylvania, Delaware, South Carolina, Illinois, Wisconsin and the District of Columbia. The 62 Retail Properties are primarily neighborhood shopping centers containing a total of approximately 6.7 million square feet of GLA occupied by approximately 1,400 tenants. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 108,000 square feet of GLA. A substantial portion of the income from the Properties consists of rent received under long term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of these tenant leases provide for exclusion from some or all of these expenses. The Company's portfolio is comprised of a diversified tenant base, with no single tenant representing more than 7.1% of the Company's annualized minimum rent. All of the Retail Properties are managed by the Company. As of December 31, 1999, the Retail Properties were 95.4% leased.

         Lease Expirations. The majority of leases on the Retail Properties provide for lease terms of between three and 20 years. The following table shows lease expirations (excluding renewal options) for the calendar years 2000 through 2009 and thereafter:

            Number of       Approximate     Percent of Total      Annualized    Percent of Total   Average Annual
             Leases             GLA          GLA Represented    Minimum Rent of    Annualized       Minimum Rent
Year        Expiring      in Square Feet   by Expiring Leases    Expiring Leases  Minimum Rent     per Square Foot
----        --------      --------------   ------------------ ------------------  ------------     ---------------
                            (in 000's)                            (in 000's)
2000           364              770              12.4%            $  8,922            12.3%            $11.59
2001           239              716              11.5%               9,061            12.5%             12.66
2002           201              607               9.8%               7,622            10.5%             12.55
2003           202              868              14.0%              10,074            13.9%             11.60
2004           160              537               8.6%               7,139             9.9%             13.30
2005            72              370               6.0%               4,303             6.0%             11.61
2006            49              278               4.5%               3,796             5.3%             13.64
2007            31              339               5.4%               3,588             5.0%             10.59
2008            19              251               4.0%               2,446             3.4%              9.74
2009            26              285               4.6%               3,118             4.3%             10.95
 Thereafter     52            1,194              19.2%              12,240            16.9%             10.25
                --            -----              -----              ------            -----             -----

Total        1,415            6,215             100.0%             $72,309           100.0%            $11.64
             =====            =====             ======             =======           ======            ======


         Tenant Diversification. The following table sets forth information regarding the Company's leases with its 20 largest tenants based upon annualized minimum rents as of December 31, 1999:

                                                                                          Percentage of Aggregate
                                                            Number         Annualized           Annualized
Tenant                               GLA (Sq. Ft.)      of Properties     Minimum Rent         Minimum Rents
------                             -----------------     -------------    ------------         -------------
                                                                           (in 000's)
Safeway/Dominick's                     577,089               10               $5,181               7.07%
Supervalu (1)                          356,640                7                2,491               3.40%
A&P Superfresh                         170,489                4                1,568               2.14%
CVS/Pharmacy                           131,952               12                1,417               1.93%
Blockbuster Video                       82,222               14                1,347               1.84%
Giant Food                             221,642                6                1,315               1.79%
Ukrops                                  88,003                2                1,137               1.55%
Shop Rite Supermarket                   57,333                1                  974               1.33%
Fashion Bug                             89,793               11                  820               1.12%
Weis Markets                            94,960                2                  786               1.07%
Rite Aid                                81,418                7                  768               1.05%
Borders Books Music                     30,000                1                  690               0.94%
Food Lion                               78,100                2                  678               0.92%
Sears Paint Hardware                    65,816                3                  670               0.91%
First Union                             17,396                8                  653               0.89%
McDonalds                               22,548                9                  634               0.86%
Acme Markets                           120,466                3                  613               0.84%
Eckerd Drug                             45,752                5                  593               0.81%
Pick 'N Save                           131,955                2                  577               0.78%
Radio Shack                             33,296               15                  503               0.69%
                                    ----------                             ---------           --------

      Total                          2,496,870                            $   23,415              31.93%
                                    ==========                         =============             =======

(1) Includes Shoppers Food Warehouse, Metro Foods, Laneco and Rack 'N Sack.


Mortgages, Notes and Loans Payable

         Information relating to future maturities of mortgages, notes and loans payable at December 31, 1999 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operation and footnote 5 to the Consolidated Financial Statements included with this Form 10-K and is incorporated by reference herein.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1999

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
Matters

(a)  Market Information

         The Company's Common Stock and Preferred Stock began trading on the NASDAQ National Market System on June 27, 1995. On August 13, 1996, the Company's common and preferred stock began trading on the New York Stock Exchange under the symbol FRW. The high and low market values of the Company's Common Stock for 1998 and 1999 are as follows:

                                                                 Distributions
                                      High           Low           Per Share
                                      ----           ---           ---------
1998
         First Quarter              $ 28.00       $ 25.38          $ .4875
         Second Quarter               27.13         22.31            .4875
         Third Quarter                24.13         20.00            .4875
         Fourth Quarter               24.00         22.06            .4875

1999
         First Quarter              $ 23.94       $ 20.44          $ .4875
         Second Quarter               23.75         19.38            .4875
         Third Quarter                24.00         20.94            .4875
         Fourth Quarter               21.00         17.75            .4875

(b)  Holders of Record

         As of March 17, 2000 the approximate number of holders of record of the Common Stock was 190 and the approximate number of beneficial owners was 6,300.

(c)  Dividends

         The Company intends to make quarterly distributions to its common and preferred stockholders. Quarterly distributions made during 1999 are as follows:

Record Date                      Payment Date                 Amount Per Share
-----------                      ------------                 ----------------

Common Stock
  February 1, 1999               February 15, 1999                $0.4875
  May 1, 1999                    May 15, 1999                     $0.4875
  August 1, 1999                 August 15, 1999                  $0.4875
  November 1, 1999               November 15, 1999                $0.4875

Preferred Stock
  February 1, 1999               February 15, 1999                $0.6094
  May 1, 1999                    May 15, 1999                     $0.6094
  August 1, 1999                 August 15, 1999                  $0.6094
  November 1, 1999               November 15, 1999                $0.6094

         The actual cash flow that the Company will realize will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowing, the ability of lessees to meet their obligations to the Company, unanticipated capital expenditures and dividends received from the Company's interest in FWM. Future distributions paid by the Company will be at the discretion of the Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code") and such other factors as the Directors of the Company deem relevant.

         For the fiscal year ended December 31, 1999, none of the distributions made on the Common Stock represented a return of capital.

Recent Sales of unregistered equity securities

(a)   Securities sold

              The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company during the fourth quarter of fiscal year 1999:

    Date of Sale        Title               Amount            Consideration
    ------------        -----               ------            -------------
     11/08/99          Common Units      185,273 units   Retail property having
                                                        a value of $5.6 million.

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

Item 6.  Summary of Selected Financial Data

         The following table sets forth selected financial and portfolio information of the Company, and should be read in conjunction with the discussion set forth in "Management's Discussion and Analysis of Financial
Condition and Results of Operations," and all of the consolidated financial statements and notes thereto included in this Form 10-K.

                                                                 SELECTED CONSOLIDATED FINANCIAL INFORMATION (1)
                                                                             Year Ended December 31,
                                                         -------------------------------------------------------------
                                                                  (dollars in thousands, except per share data)
                                                               1999       1998        1997         1996      1995
                                                               ----       ----        ----         ----      ----
OPERATING DATA:
Revenues:
  Minimum rents                                              67,092     56,702      43,857       31,398    22,793
  Tenant reimbursements                                      16,877     14,176       9,506        6,704     4,362
  Percentage rents                                            1,709      1,613       1,060          664       495
  Other income                                                1,850      1,573       1,211        1,672     1,447
                                                              -----      -----       -----      -------   -------
        Total revenues                                       87,528     74,064      55,634       40,438    29,097
                                                             ------     ------      ------       ------    ------

Expenses:
  Property operating and maintenance                         20,140     17,934      13,522        9,743     6,746
  General and administrative                                  4,161      3,789       3,363        3,137     2,831
  Interest                                                   21,481     19,966      18,416       14,986    11,230
  Depreciation and amortization                              16,985     14,627      11,172        8,019     5,808
                                                             ------     ------      ------       ------    ------
        Total expenses                                       62,767     56,316      46,473       35,885    26,615
                                                             ------     ------      ------       ------    ------

Income before gain (loss) on sale of properties,
  income (loss) from  Management Company,
  minority interest, extraordinary item
  and distributions to Preferred Stockholders                24,761     17,748       9,161        4,553     2,482
Gain (loss) on sale of properties                              (495)     2,371         549         -         -
Income (loss) from Management Company                        (1,103)        82         433          221       449
                                                             -------    ------      ------       ------    ------
Income before minority interest, extraordinary
  item and distributions to Preferred Stockholders           23,163     20,201      10,143        4,774     2,931
Income allocated to minority interest                        (5,717)    (4,602)     (1,743)        (694)     (602)
                                                             -------    -------     -------      ------    -------
Income before extraordinary item and distributions
 to Preferred Stockholders                                   17,446     15,599       8,400        4,080     2,329
Extraordinary item (net of minority interest)                 -           (277)       (790)        -         -
                                                            -------     -------    --------     -------     -----
Net income                                                   17,446     15,322       7,610        4,080     2,329
Distributions to Preferred Stockholders                      (6,120)    (5,641)     (5,641)      (5,641)   (5,117)
                                                             -------    -------     -------     --------  --------
Net income (loss) allocated to Common Stockholders          $11,326     $9,681      $1,969      $(1,561)  $(2,788)
                                                            =======     ======      ======      ========  ========
Earnings (loss)  per Common Share - Basic (2)                 $1.25      $1.21       $0.35       ($0.46)   ($1.19)
                                                              =====      =====       =====        =====     =====
Earnings(loss)  per Common Share - Diluted                    $1.23      $1.20       $0.34       ($0.46)   ($1.19)
                                                              =====      =====       =====        =====     =====
Weighted average Common Shares - Basic                        9,086      7,978       5,663        3,367     2,351
                                                            =======      =====       =====        =====    ======
Weighted average Common Shares - Diluted                      9,179      8,055       5,730        3,367     2,351
                                                              =====      =====       =====        =====     =====
Cash dividends per Common Share                               $1.95      $1.95       $1.95        $1.95     $1.95
                                                            =======      =====       =====        =====     =====

BALANCE SHEET DATA  (END OF PERIOD):
  Rental properties                                        $614,996   $556,146    $456,798     $314,235  $228,092
  Total assets                                             $583,293   $532,954    $439,141     $313,613  $227,405
  Mortgage notes payable                                   $298,116   $244,113    $212,030     $167,047  $116,182
  Debentures                                                -          $25,000     $25,000      $25,000   $25,000
  Total liabilities                                        $310,466   $280,655    $247,944     $198,375  $145,241
  Minority interest                                         $66,267    $66,218     $38,255      $16,661   $11,088
  Stockholders' equity                                     $206,560   $186,081    $152,942      $98,577   $71,076

PORTFOLIO PROPERTY DATA  (END OF PERIOD):
  Retail occupancy                                             95.4%      95.3%       96.2%        96.4%     96.0%
  Number of retail properties                                    62         55          47           36        27
  Number of multi-family properties                            -          -              2            2         2
  Retail Properties GLA
     (thousands of square feet)                               6,697      5,954       4,931        3,652     2,668
  Multi-family properties (number of units)                    -          -            401          401       401
OTHER DATA:
   Funds From Operations- Diluted  (3) (4)                  $41,653    $34,519     $23,949      $16,352   $12,601
  Cash flow provided by operating activities                $39,230    $27,148     $23,441      $11,616   $10,003
  Cash flow (used in) investing activities                 $(42,551)  $(28,230)   $(25,689)   $(56, 994)  $29,884
  Cash flow provided by (used in) financing activities       $4,490     $1,103     $(6,390)     $49,352   $26,574


(1) See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation and Financial Statements.

(2) Earnings (loss) per Common Share is based on the weighted average total shares of Common Stock outstanding. Because the Company's income is based on its percentage interest in the Operating Partnership's income, the Earnings (loss) per Common Share would be unchanged for the periods presented even if the Common Units were exchanged for Common Stock of the Company.

(3) The Company considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. Funds From Operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property and extraordinary items as defined under GAAP, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds of Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or of ability to make distributions. Our calculation of FFO may differ from that used by other companies and, therefore, the amounts disclosed above for FFO may not be comparable directly to similarly titled measures used by other companies.

(4)  Before minority interest and distributions to Preferred Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company appearing elsewhere in this Annual Report. Dollars are in thousands except per share data.

         Certain information included in the following section of this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward- looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

Comparison  of the Year Ended  December 31, 1999 to the Year Ended  December 31,
1998

         For the year ended December 31, 1999, net income allocated to common stockholders increased by $1,645 or 17% from $9,681 to $11,326, when compared to the year ended December 31, 1998, primarily due to increases in revenues offset by an increase in expenses, a loss in 1999 versus a gain in 1998 on the sale of properties, a loss in 1999 versus income in 1998 from the Management Company, and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $13,464 or 18.2%, from $74,064 to $87,528, due primarily to an increase in minimum rents of $10,390 and tenant reimbursements of $2,701. The increases were primarily due to the purchase of Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners and Village Center in June 1998, Willston Centres I & II in October 1998 and Town Center at Sterling in November 1998 (the "1998 Acquisitions"), (resulting in partial year revenues being included in the year ending December 31, 1998), Kamp Washington in January 1999, Newark Shopping
Center in August 1999, Saratoga Shopping Center in October 1999, Woodmoor Shopping Center in November 1999, and Westmont Shopping Center, Cudahy Center, Racine Centre and Whitnall Square in December 1999 (the "1999 Acquisitions"). Total revenues increased by $11,044 due to the 1998 and 1999 Acquisitions offset by a decrease of $625 due to properties sold during 1998 and 1999. Minimum rents increased by $8,886 and tenant reimbursements increased by $1,711 due to the purchase of the 1998 and 1999 Acquisitions. For properties owned for all of 1998 and 1999, total revenues increased by $2,337 (3.5 %). This increase was primarily due to increases in minimum rents of $960 (1.9%) and tenant reimbursements of $990 (7.8%).

         Property operating and maintenance expense increased by $2,206, or 12.3%, from $17,934 to $20,140, due primarily to the 1998 and 1999 Acquisitions. Operating and maintenance expenses increased by $2,074 due to the purchase of the 1998 and 1999 Acquisitions offset by a decrease of $378 due to properties sold during 1998 and 1999. For properties owned for all of 1998 and 1999, total operating and maintenance expense increased by $504 (3.1%). General and administrative expenses increased by $372 or 9.8%, from $3,789 to $4,161, due primarily to increases in officers bonuses of $145, write off of abandoned project costs of $148 and internal acquisition costs of $131 (prior to March 19, 1998, internal acquisition costs were capitalized and included in the cost of the acquired property), offset by a decrease in legal fees of $81.

         Interest expense increased by $1,515, or 7.6%, from $19,966 to $21,481, due primarily to the increase in assumed mortgage indebtedness associated with the 1999 Acquisitions ($19,213), net borrowings under the Line of Credit ($34,800) and excess refinancing proceeds ($13,723), offset by a decrease in indebtedness due to the conversion of the Exchangeable Debentures to Preferred Stock ($25,000), the Sale of Pheasant Hill ($7,539) and the curtailment of mortgage debt ($6,193). The weighted average debt outstanding increased from $251.0 million in 1998 to $280.0 million in 1999, and the weighted average interest rate decreased from 8.0% to 7.7%.

         Depreciation and amortization expenses increased by $2,358, or 16.1%, from $14,627 to $16,985, primarily due to the 1998 and 1999 Acquisitions.

         During 1999, a loss on the sale of properties of $495 was realized due to the sale of Pheasant Hill in December. During 1998, a gain on the sale of properties of $2,371 was realized due to the sale of Branchwood and Park Place Apartments in March 1998 ($1,536), the sale of a Georgetown property in March 1998 ($147), the sale of a Georgetown property in September 1998 ($335) and the sale of a Georgetown property in December 1998 ($353). During 1998, the Mellon
Bank and Corestates Lines of Credit were retired with proceeds from the Union Bank of Switzerland ("UBS AG") Line of Credit and $3,826 of debt was retired early due to the sale of Park Place Apartments resulting in a loss on early extinguishment of debt of $358.

         Income allocated to minority interests increased by $1,196, or 26.5%, from $4,602 to $5,717 due to an increase in net income, offset by a decrease in the minority interests ownership of the Operating Partnership from 27.0% to 26.1%.

         Net cash flow provided by operating activities increased from $27,148 in 1998 to $39,230 in 1999, primarily due to the 1999 Acquisitions and the realization of a full year of operations from the 1998 Acquisitions and improved property performance. Net cash flows used in investing activities increased from $28,230 in 1998 to $42,551 in 1999 primarily due to a decrease in the amount of property acquisitions financed through the use of assumed mortgage indebtedness and the issuance of Common Units during 1999. Net cash provided by financing activities increased from $1,103 in 1998 to $4,490 in 1999, primarily due to an increase in Line of Credit proceeds used for the acquisition of rental properties and an increase in proceeds from mortgage notes refinancing offset by a reduction in proceeds from the issuance of common stock. In 1998, the acquisition of rental properties was more heavily financed through assumed mortgage indebtedness and the issuance of Common Units.

Comparison  of the Year Ended  December 31, 1998 to the Year Ended  December 31,
1997

         For the year ended December 31, 1998, net income allocated to common stockholders increased by $7,712 from $1,969 to $9,681, when compared to the year ended December 31, 1997, primarily due to increases in revenues and gains on the sale of properties, and a decrease in extraordinary losses offset by an increase in expenses and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $18,430, or 33.1%, from $55,634 to $74,064, due primarily to an increase in minimum rents of $12,845 and tenant reimbursements of $4,670. The increases were primarily due to the purchase of Ashburn Farm Village Shopping Center in March 1997, the six properties in Chicago in September 1997, Mitchellville Plaza in October 1997 and Spring Valley Shopping Center in December 1997 (the "1997 Acquisitions") (resulting in partial year revenues being included in the year ended December 31, 1997), Bowie Plaza in January 1998, Watkins Park Plaza in March 1998, Parkville Shopping Center in April 1998, Elkridge Corners and Village Center in June 1998, Willston Centres I & II in October 1998 and Town Center at Sterling in November 1998 (the "1998 Acquisitions"). Total revenues increased by $18,719 due to the 1997 and 1998 Acquisitions offset by a decrease in total revenues of $1,701 due to properties sold during 1997 and 1998. Minimum rents increased by $13,828 and tenant reimbursements increased by $4,229 due to the 1997 and 1998 Acquisitions. For properties owned for all of 1997 and 1998, total revenues increased by $1,449, (3.0%). This increase was primarily due to increases in minimum rents of $900 (2.4%) and tenant reimbursements of $451 (5.5%).

         Property operating and maintenance expense increased by $4,412, or 32.6%, from $13,522 to $17,934, due primarily to the 1997 and 1998 Acquisitions. Operating and maintenance expenses increased by $5,104 due to the purchase of the 1997 and 1998 Acquisitions offset by a decrease of $804 due to properties sold during 1997 and 1998. For properties owned for all of 1997 and 1998, total operating and maintenance expense increased by $111 (1.0%). General and administrative expenses increased by $426, or 12.7%, from $3,363 to $3,789, due primarily to increases in miscellaneous administrative costs of $222, legal fees of $135, write off of abandoned project costs of $75, and internal acquisition costs of $428 (prior to March 19, 1998, internal acquisition costs were capitalized and included in the cost of the acquired property), offset by a decrease in officers bonuses of $434.

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

         During 1998, a gain on the sale of properties of $2,371 was realized due to the sale of Branchwood and Park Place Apartments in March 1998 ($1,536), the sale of a Georgetown property in March 1998 ($147), the sale of a Georgetown property in September 1998 ($335) and the sale of a Georgetown property in December 1998 ($353). During 1997, a gain on the sale of properties of $549 was realized from the sale of Thieves Market ($45) and a portion of Laburnum Park ($504). During 1998 the Mellon Bank and Corestates Lines of Credit were retired with proceeds of the UBS AG Line of Credit and $3,826 of debt was retired early due to the sale of Park Place Apartments resulting in a loss on early extinguishment of debt of $358. During 1997, debt in the amount of $46,375 was retired with proceeds of the September 1997 common stock offering, resulting in loss on early extinguishment of debt of $954.

         Income allocated to minority interests increased by $2,942 from $1,579 to $4,521 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership from 20.7% to 27.0%.

         Net cash flow provided by operating activities increased from $23,441 in 1997 to $27,149 in 1998, primarily due to the 1998 Acquisitions and the realization of a full year of operations from the 1997 Acquisitions and improved property performance. Net cash flows used in investing activities increased from $25,869 to $28,230 in 1998 primarily due to a decrease in the amount of property acquisitions financed through the use of assumed mortgage indebtedness during 1998. Net cash flow from financing activities changed from net cash used in financing activities of $6,390 to net cash provided by financing activities of $1,103 primarily due to an increase in Line of Credit proceeds used for the acquisition of rental properties. In 1997, the acquisition of rental properties was more heavily financed through assumed mortgage indebtedness and the issuance of Common Units.

Liquidity and Capital Resources

         In 1999, the Company continued to expand its portfolio of neighborhood shopping centers. During the year, the Company acquired eight shopping centers for an aggregate acquisition cost of $63,078. The acquisitions were primarily located in the metropolitan areas of Washington, D.C. and Milwaukee, Wisconsin, a new market for the Company. The acquisitions increased the Company's portfolio by 848,688 square feet. The Company financed the acquisitions through the issuance of Common Units with an aggregate value of $5,922, assumed mortgage indebtedness of $19,213, and cash of $37,943. The cash was provided by draws on the Company's Line of Credit, proceeds from the sale of properties and cash on hand.

         The Company also sold one property (Pheasant Hill) during the year resulting in net proceeds of $1,291 after the repayment of associated debt.

         During 1999, $88,933 of indebtedness matured including the $25,000 Exchangeable Debentures. The Company refinanced this debt primarily through six separate loans aggregating $75,000 with Metropolitan Life Insurance Company ("Met Life") and the conversion of the Exchangeable Debentures to 1,000,000 shares of Preferred Stock. The Met Life loans are non-recourse and are each secured by one property. Part of this transaction included the closing of three swap contracts that the Company had in place in anticipation of this financing. The Company paid the Counter Party approximately $3,200 to close the contracts. This cost was capitalized and is being amortized over the life of the Met Life loans. The following is a summary of the transaction:

                                                                                      Coupon
         Loan Amount           Collateral                         Term (years)     Interest Rate    All-In Rate (1)
         -----------           ----------                         ------------     -------------    ---------------
          $10,700           Davis Ford Crossing                         10              6.79%            7.21%
           13,700           First State Plaza                           10              6.79%            7.23%
           11,800           Fox Mill Shopping Center                    12              6.84%            7.37%
           10,900           Mallard Creek Shopping Center               10              6.85%            7.35%
            6,700           McHenry Commons                             10              6.85%            7.35%
           21,200           Valley Centre                               12              6.84%            7.21%
           ------                                                                      ------            -----

          $75,000                                                                       6.83%            7.27%
          =======                                                                      ======           ======

(1) Includes the amortization of costs to close out the interest rate swap contracts, mortgage loan fees and other closing costs over the life of the loans using the effective interest rate.

         During 1999, the Company completed the renovation of four of its properties (City Avenue, Newtown Square, Mallard Creek, and Stonebrook) for an aggregate cost of approximately $1,938. The renovation of Newtown Square included the expansion of the Acme Supermarket from 35,282 square to 56,226 square feet.

         During 2000, the Company expects to renovate a minimum of four properties for an aggregate cost of $4,875. The renovations will include the expansion of A&P Superfresh at Parkville Shopping Center by 22,500 square feet. These expansions and renovations are expected to be financed primarily through draws on the Company's Line of Credit.

         The Company expects to continue its renovation and acquisition program for the remainder of 2000. However, the level of future acquisitions is dependent on the Company's ability to raise additional capital through debt proceeds, equity offerings and the issuance of Common Units.

Indebtedness

         The following table sets forth certain information regarding the indebtedness of the Company as of December 31, 1999:

                                                                                   Maturity
Mortgage Loans                           Interest Rate (1)    Balance (2)           Date (3)
--------------                           -----------------    -----------        -----------
Ashburn Farm Village (4)                        7.38%         $   6,537            01/01/01
Allen St. & Stefko Boulevard (5)                8.41%             5,714            01/31/06
Bowie Plaza                                     6.98%             4,703            12/01/09
Chesapeake Bagel Building                       6.54%               735            07/01/01
City Avenue Shopping Center                     8.13%             9,581            10/18/05
Clopper's Mill                                  7.27%            13,627            03/21/06
Davis Ford Crossing                             7.21%            10,617            06/01/09
Elkridge Corners                                7.68%             6,322            11/01/10
Festival at Woodholme                           9.83%            11,238            04/01/00
Firstfield Shopping Center                      7.50%             2,416            12/01/05
First State Plaza                               7.23%            13,594            06/01/09
Fox Mill Shopping Center                        7.37%            11,724            08/01/11
Kamp Washington                                 7.26%             2,979            10/01/02
Kings Park Shopping Center                      8.02%             4,458            11/01/14
McHenry Commons                                 7.35%             6,640            05/01/09
Mallard Creek                                   7.35%            10,802            05/01/09
Mayfair Shopping Center (6), (7)                5.43%             6,650            06/24/10
Mitchellville Plaza                             7.34%            14,249            06/24/05
Newark Shopping Center                          7.82%             9,337            11/01/07
Northway Shopping Center                        7.96%             6,043            01/01/07
Parkville Shopping Center                       7.14%             3,409            03/01/08
Potomac Plaza(8)                                8.00%             2,579            11/01/04
Saratoga                                        9.58%             6,776            06/01/01
Shoppes of Kildaire                             7.89%             7,358            05/31/06
Southside Marketplace                           8.76%             7,848            08/01/05
Stonebrook Plaza                                7.24%             5,770            07/15/00
The Oaks                                        7.40%             9,242            05/01/03
Town Center at Sterling                         7.02%             8,847            07/01/03
Valley Centre                                   7.75%               525            06/30/07
Valley Centre                                   7.21%            21,037            06/01/11
Various/UDRT                                    8.72%            12,627            10/31/05
Willston Centre II                              7.02%            10,132            10/01/02
Revolving Line of Credit (9)                    8.00%            44,000            02/01/01
                                               ------            ------

 TOTALS                                         7.70%          $298,116
                                                =====          ========

(1) The effective interest rate includes the amortization of deferred financing costs and premiums over the term of the respective loan.
(2) Includes premiums on the assumption of mortgage debt in the amount of $5,081.
(3) Many of the outstanding mortgages contain prepayment penalties, typically calculated using a yield maintenance formula.
(4) The interest rate is adjusted monthly based on the 30-day LIBOR rate plus 1.50%.
(5) This debt is collateralized by these two properties. The loan can be extended through January 11, 2021. The interest rate adjusts to the greater of the initial interest rate plus five percentage points or the T-bill rate plus five percentage points.
(6) The debt service on this mortgage loan is determined based upon a variable rate of interest, plus a letter of credit enhancement fee of 1.5%. The variable interest rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the Bond Obligations equal to par plus accrued interest, based on comparable issues in the market.
(7) This debt matures in the year 2010. However, the letter of credit enhancement expires in June 2003.
(8) The interest rate is adjusted monthly based on the 30-day LIBOR rate plus 2.25%.

(9) The interest rate is adjusted monthly based on the 30-day LIBOR rate plus 1.0%. The Company has in place a LIBOR Cap of 6.5% on $30,000 through April 1, 2000.


         As of December 31, 1999, the Company had total mortgage notes of approximately $298,116, which consisted of approximately $291,466 in indebtedness collateralized by 41 of the Retail Properties and tax-exempt bond financing obligations issued by the Philadelphia Authority for Industrial Development (the "Bond Obligations") of approximately $6,650 collateralized by one of the Retail Properties. Of the Company's indebtedness, $59,766 (20.0%) is variable rate indebtedness and $238,350 (80.0%) is at a fixed rate. The indebtedness has interest rates ranging from 6.54% to 9.83%, with a weighted average interest rate of 7.7%, and will mature between 2000 and 2014, with a weighted average remaining term to maturity of 5.5 years. Approximately 25% of the Company's indebtedness will become due by 2001, requiring balloon payments of $16,933 in 2000 and $57,680 in 2001. From 2000 through 2014, the Company will have to refinance an aggregate of approximately $245,490. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through additional offering of equity securities.

         The Company has entered into a forward interest rate swap contract and intends to hold such contract until its expiration date. The purpose of the swap is to mitigate any exposure to fluctuations in interest rates until the maturity dates of the mortgages when the Company expects to refinance these loans. Under the terms of the swap contract, the Company pays a fixed rate to the other party to the contract ("Counter Party") while receiving variable payments from the Counter Party based on the 30-day LIBOR rate. This effectively fixes the LIBOR rate for the Company during the period of the swap contract. The following is a summary of the Company's swap contract as of December 31, 1999:

Notional Amount      Date of Agreement      Period of Contract       Fixed Rate Payable     Fair Market Value
---------------      -----------------      ------------------       ------------------     -----------------
  (In 000'S)                                                                                   (In 000'S)

    $24,000                01/98            05/01/00 - 05/02/05            5.85%                 $1,028

Line of Credit

         The Company has a collateralized revolving Line of Credit of $51,000 with UBS AG. This line is collateralized by seven properties (Kenhorst Plaza, Shoppes of Graylyn, Four Mile Fork, Takoma Park, Centre Ridge Marketplace, Watkins Park Plaza and Newtown Square). The line matures on January 31, 2001 and loans under this line will bear interest at the 30-day LIBOR rate plus one percent (1%). As of December 31, 1999, there was $44,000 outstanding under the Line of Credit.

         The Line of Credit is available to fund acquisitions, renovations, expansions and other working capital requirements. Definitive agreements with respect to the Line of Credit contain customary representations, warranties and covenants.

Liquidity

         The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations, draws on its Line of Credit and the leveraging of currently unencumbered Retail Properties. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity for the foreseeable future.

         The Company expects to meet certain long-term liquidity requirements such as development, property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, including the Line of Credit and the issuance of additional equity and debt securities. The Company also expects to use funds available under the Line of Credit to fund acquisitions, development activities and capital improvements on an interim basis.

Other

Year 2000 Issue

         The "Year 2000 issue" is the result of many existing computer programs using only the last two digits to refer to a year. Therefore, these computer programs may not property recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

         The Company developed a Year 2000 Compliance Plan ("The Plan") to address these issues and incurred approximately $100 in the implementation of the Plan. These costs have primarily been incurred to upgrade the desktop PC's at the Company's home office. The Company budgeted $500 to replace its previous accounting and property management software system. Although the Company believes that the previous system was materially Year 2000 compliant, the Company decided to migrate because of the improved technology and reporting capabilities of the new system. The Company went live on the new system on October 1, 1999. Approximately $400 has been incurred including software, hardware and implementation costs. The costs were funded from the Company's cash flow. The Company has not experienced any operational problems relating to the Year 2000 issue and does not expect any such problems to occur throughout 2000.

Inflation and Economic Conditions

         Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include escalation clauses with fixed increases or increases related to changes in the Consumer Price Index or similar inflation indices. The leases may also contain clauses enabling the Company to receive percentage rents based on tenant's gross sales above predetermined levels, which generally increase as prices rise. Most of the Company's leases require the tenant to pay its pro rata share of the property operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company periodically evaluates its exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating rate loans. The Company, as a general policy, endeavors to obtain fixed rate financing.

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

New Accounting Standards

         On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue
No.97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Company has historically capitalized internal pre acquisition cost of operating properties as a component of the acquisition price. The Company capitalized $227 for the period January 1 through March 19, 1998 and $229 for the twelve months ended December 31, 1997. For 1999 and 1998, the expense was $558 and $428, respectively. The Company experienced an increase in general and administrative expense due to the adoption of this ruling.

         On June 16, 1998, the Financial Accounting Standards Board "FASB", issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 137, which is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

         On December 6, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which is effective for all periods after December 31, 1999. SAB 101 establishes that contingent rental income should accrue only when the changes in the factors on which the contingent lease payment are based actually occur. Management plans to adopt this standard for all reporting periods subsequent to December 31, 1999. Management has not assessed the impact of the adoption of SAB 101 due to the variability of the terms under which contingent rentals may occur.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

         The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower it's overall borrowing costs. To achieve these objectives, from time to time the Company enters into interest rate hedge contracts such as swap and cap agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company does not hold or issue these derivative contracts for trading or speculative purposes. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

         The Company's operating results are affected by changes in interest rates on variable rate borrowings including the Company's Line of Credit facility as well as other mortgages and notes with variable interest rates. If interest rates increased by 100 basis points, the Company's 1999 and 1998 annual interest expense would have increased by $349 and $220, respectively, based on balances outstanding during the years ending December 31, 1999 and 1998. The following is a summary of the Company's long term debt as of December 31, 1999:

                   Expected Maturity Date of Balloon Payments
                                                                                                          Fair Value
                                                                                                        of Debt as of
                               2000        2001         2002     2003       2004  Thereafter    Total      12/31/99
                          ---------  ----------    --------- --------  ---------  ---------- -----------  ---------
FIXED RATE (1)              $16,933      $7,237      $11,843  $14,926   $     -    $138,455   $189,394     $222,585
--------------

  Average Interest Rate         9.0%        9.3%         7.1%     7.2%      n/a         7.6%       7.7%

VARIABLE RATE

LIBOR-based(2):

     Potomac Plaza (LIBOR
        plus 2.25%)                                                       2,418                  2,418        2,418
     Line of Credit (LIBOR
           plus 1.0% )(3)                44,000                                                 44,000       44,000
     Ashburn Farms (LIBOR
        plus 1.5%)                        6,443                                                  6,443        6,443
                           --------    --------    --------   --------  -------    --------   --------      -------

Total LIBOR-based                 -      50,443           -          -    2,418           -     52,861        52,861
Tax-exempt:
     Mayfair Shopping
       Center (4)                                                                     3,235      3,235         3,235
                           --------    --------    --------   -------- --------    --------    -------       -------

Total variable rate debt          -      50,443           -         -     2,418       3,235     56,096        56,096
                           --------    --------    --------  --------  --------    --------   --------      --------
Total Debt                  $16,933     $57,680     $11,843   $14,926    $2,418    $141,690   $245,490      $278,681

(1) See the schedule of Indebtedness in Management's Discussion and Analysis for rates on individual debt instruments.

(2)  At December 31, 1999 the 30-day LIBOR rate was 5.82%

(3) This schedule assumes that the Line of Credit is repaid by the maturity date.

(4) The interest rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the obligation equal to par plus accrued interest. The Company also pays a 1.5% letter of credit enhancement fee to Mellon Bank.

     As of December 31, 1998, the Company's total expected balloon payments were $229,548 with a fair value of $305,868 and an average interest rate of 7.8%.

     For a discussion of our interest rate hedge contracts in effect at December 31, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Indebtedness." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1999 would increase by approximately $944. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1999 would decrease by approximately $950. In addition, we are exposed to certain losses in the event of nonperformance by the counter parties under the hedge contracts. We expect these counter parties, which are major financial institutions, to perform fully under these contracts. However, if the counter parties were to default on their obligations under the interest rate hedge contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contracts.

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

Item 10.  Directors and Executive Officers of the Company*

Item 11.  Executive Compensation*

Item 12.  Security Ownership of Certain Beneficial Owners and Management*

Item 13.  Certain Relationships and Related Transactions*

         *The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Company's Annual Meeting of Shareholders presently scheduled for May 12, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

A.   The following documents are filed as part of this report.

     1. The Consolidated Financial Statements of First Washington Realty Trust, Inc. and Subsidiaries.

          See  Index to Financial Statements on Page F-1 included herein.

     2.   Financial Statement Schedules.

          See Index to Financial Statements Schedule on Page F-1 included herein.

B.   Reports on Form 8-K

     1. The Company filed a Current Report on Form 8-K on December 23, 1999 reporting other events under Item 5.

C.   Exhibits - pursuant to Item 601 of Regulation S-K

     3.1  Articles of Incorporation  of the Company  (amendments and originals).
          (2)

     3.2  Amended and Restated Bylaws of the Company. (3)

     10.1 First Amended and Restated Agreement of Limited Partnership of First Washington Realty Limited Partnership. (4)

     10.2 Third Amended and Restated Employment Agreement between the Company and William J. Wolfe, dated January 14, 2000. (1)

     10.3 Third Amended and Restated Employment Agreement between the Company and Stuart J. Halpert, dated January 14, 2000. (1)

     10.4 Revolving Credit Agreement dated January 22, 1998 between Union Bank of Switzerland and First Washington Realty Limited Partnership. (5)

     21.1 List of Subsidiaries. (1)

     23.1 Consent of PricewaterhouseCoopers LLP. (1)

     27   Financial Data Schedule. (1)


(1)  Filed herewith

(2) Incorporated herin by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(3) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4) Incorporated herein by reference from the Company's Registration Statement on Form S-11 (No. 33-83960).

(5) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST WASHINGTON REALTY TRUST, INC.



         Date:   March 30, 2000                    /s/ James G. Blumenthal
                                          --------------------------------
                                          By:     James G. Blumenthal
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  March 30, 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Financial Statements:

       Report of Independent Accountants.....................................F-2

       Consolidated Balance Sheets as of December 31, 1999 and 1998..........F-3

       Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.................................F-4

       Consolidated Statements of Changes in  Stockholders' Equity for
       each of the three years in the period ended December 31, 1999.........F-5

       Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999................................F-6

       Notes to Consolidated Financial Statements............................F-7



Financial Statement Schedules:

       II -- Valuation and Qualifying Accounts..............................F-25

       III -- Real Estate and Accumulated Depreciation......................F-26

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of First Washington Realty Trust, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of First Washington Realty Trust, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index on page F-1 present fairly, in all, respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP



Baltimore, Maryland
February  9 , 2000

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         1999            1998
                                                                                                 ------------    ------------


                                                                         ASSETS
Rental properties:
  Land .......................................................................................   $    119,965    $    108,562
  Buildings and improvements .................................................................        495,031         447,584
                                                                                                 ------------    ------------
                                                                                                      614,996         556,146
  Accumulated depreciation ...................................................................        (67,029)        (51,475)
                                                                                                 ------------    ------------
  Rental properties, net .....................................................................        547,967         504,671

Cash and cash equivalents ....................................................................          4,332           3,163
Tenant receivables, net ......................................................................         11,750           9,463
Deferred financing costs, net ................................................................          5,137           1,921
Other assets .................................................................................         14,107          13,736
                                                                                                 ------------    ------------
          Total assets .......................................................................   $    583,293    $    532,954
                                                                                                 ============    ============

                                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable .....................................................................   $    298,116    $    244,113
  Debentures .................................................................................           --            25,000
  Accounts payable and accrued expenses ......................................................         12,350          11,542
                                                                                                 ------------    ------------
          Total liabilities ..................................................................        310,466         280,655

Minority interest ............................................................................         66,267          66,218

Commitments and contingencies (note 11)

Stockholders' equity:
  Convertible  preferred  stock $.01 par value;
  10,000,000  shares  authorized, 3,800,000   shares  designated;
  2,359,202,  and 2,314,189 shares issued and
     outstanding, liquidation value of $25.00 per share ......................................             24              23
  Common stock $.01 par value; 90,000,000 shares
     authorized; 9,709,670 and 8,566,985 shares issued and
     outstanding, respectively ...............................................................             97              86
  Additional paid-in capital .................................................................        245,054         218,345
  Accumulated distributions in excess of earnings ............................................        (38,615)        (32,373)
                                                                                                 ------------    ------------
          Total stockholders' equity .........................................................        206,560         186,081
                                                                                                 ------------    ------------
          Total liabilities and stockholders' equity .........................................   $    583,293    $    532,954
                                                                                                 ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       1999        1998        1997
                                                                                   --------    --------    --------
Revenues:
     Minimum rents .............................................................   $ 67,092    $ 56,702    $ 43,857
     Tenant reimbursements .....................................................     16,877      14,176       9,506
     Percentage rents ..........................................................      1,709       1,613       1,060
     Other income ..............................................................      1,850       1,573       1,211
                                                                                   --------    --------    --------
         Total revenues ........................................................     87,528      74,064      55,634
                                                                                   --------    --------    --------

Expenses:
     Property operating and maintenance ........................................     20,140      17,934      13,522
     General and administrative ................................................      4,161       3,789       3,363
     Interest ..................................................................     21,481      19,966      18,416
     Depreciation and amortization .............................................     16,985      14,627      11,172
                                                                                   --------    --------    --------
         Total expenses ........................................................     62,767      56,316      46,473
                                                                                   --------    --------    --------

Income before gain (loss) on sale of properties,  income (loss)
     from  Management Company, minority interest, extraordinary
     item, and distributions to Preferred Stockholders .........................     24,761      17,748       9,161

Gain (loss) on sale of properties ..............................................       (495)      2,371         549

Income (loss) from Management Company ..........................................     (1,103)         82         433
                                                                                   --------    --------    --------

Income before minority interest, extraordinary item,
     and distributions to Preferred Stockholders ...............................     23,163      20,201      10,143

Income allocated to minority interest ..........................................     (5,717)     (4,602)     (1,743)
                                                                                   --------    --------    --------

Income before extraordinary item and distributions
     to Preferred Stockholders .................................................     17,446      15,599       8,400

Extraordinary item (net of minority interest) -
      Loss on early extinguishment of debt .....................................       --          (277)       (790)
                                                                                   --------    --------    --------

Net income .....................................................................     17,446      15,322       7,610

Distributions to Preferred Stockholders ........................................     (6,120)     (5,641)     (5,641)
                                                                                   --------    --------    --------

Net income allocated to Common Stockholders ....................................   $ 11,326    $  9,681    $  1,969
                                                                                   ========    ========    ========

Earnings per Common Share - Basic
     Income before extraordinary item ..........................................   $   1.25    $   1.25    $   0.49
     Extraordinary item ........................................................       --         (0.04)      (0.14)
                                                                                   --------    --------    --------
Net income .....................................................................   $   1.25    $   1.21    $   0.35
                                                                                   ========    ========    ========
Earnings per Common Share - Diluted
     Income before extraordinary item ..........................................   $   1.23    $   1.24    $   0.48
     Extraordinary item ........................................................       --         (0.04)      (0.14)
                                                                                   --------    --------    --------
Net income .....................................................................   $   1.23    $   1.20    $   0.34
                                                                                   ========    ========    ========

Weighted average Common Shares - Basic .........................................      9,086       7,978       5,663
Dilutive effect of stock options and common stock equivalents ..................         93          77          67
                                                                                   --------    --------    --------

Weighted average Common Shares - Diluted .......................................      9,179       8,055       5,730
                                                                                   ========    ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                       Accumulated
                                            Convertible                 Additional    Distributions
                                            Preferred     Common           Paid -     in Excess of
                                              Stock        Stock        in Capital       Earnings       Total
                                            ---------   -----------     ----------    -------------    -------

Balance, December 31, 1996                    $23          $49          $116,068        $(17,563)      $98,577

Net income                                                                                 7,610         7,610
Issuance of Common Stock
  (2,155,562 shares)                                        22            48,850                        48,872
Issuance of Common Stock for compensation
  (144,084 shares)                                           1             3,447                         3,448
Exercise of Stock Options (2,956 shares)                                      58                            58
Cash distributions to Common and
   Preferred Stockholders                                                                (16,556)      (16,556)
Exchange of Common Units for
 Common Shares (38,251 shares)                                               320                           320
Adjustment for minority interests'
  ownership of the Operating Partnership                                  10,613                        10,613
                                         --------    ---------            ------    ------------        ------

Balance, December 31, 1997                     23           72           179,356         (26,509)      152,942

Net income                                                                                15,322        15,322
Issuance of Common Stock
  (1,150,000 shares)                                        12            25,769                        25,781
Issuance of Common Stock for
 Compensation (10,000 shares)                                1               269                           270
Vesting of Restricted Shares
 for Compensation (25,290 shares)                            1               617                           618
Exercise of Stock Options
  (2,919 shares)                                                              56                            56
Cash distributions to Common and
   Preferred Stockholders                                                                (21,186)      (21,186)
Exchange of Common Units
 for Common Shares (100,456 shares)                                        1,297                         1,297
Adjustment for minority interests'
 ownership of the Operating Partnership                                   10,981                        10,981
                                          -------     --------            ------     -----------        ------

Balance, December 31, 1998                     23           86           218,345         (32,373)      186,081

Net income                                                                                17,446        17,446
Debenture Conversion (1,000,000 shares
 of Preferred Stock)                           10                         24,990                        25,000
Issuance of Common Stock for
 Compensation (25,000 shares)                                                536                           536
Vesting of Restricted Shares
 for Compensation (33,594 shares)                                            722                           722
Exercise of Stock Options
  (3,184 shares)                                                              62                            62
Cash distributions to Common and
   Preferred Stockholders                                                                (23,688)      (23,688)
Exchange of Common Units
 for Common Shares (58,915 shares)                           1               870                           871
Exchange of Preferred Units for
 Preferred Shares (3,840 shares)                1                             94                            95
Conversion of Preferred Stock
 to Common Stock (839,581 shares)              (8)          11                (3)                            0
Share Buyback (26,800 shares of Common Stock
 and 119,246 shares of Preferred Stock)        (2)          (1)           (3,333)                       (3,336)
Adjustment for minority interests'
 ownership of the Operating Partnership                                    2,771                         2,771
                                          -------     --------             -----     -----------         -----
Balance, December 31, 1999                    $24          $97          $245,054        $(38,615)     $206,560
                                              ===          ===          ========        =========     ========

                   The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                          1999             1998               1997
                                                                        --------         --------           -------
Operating activities:
Net Income                                                               $17,446          $15,322            $7,610
Adjustments to reconcile to net cash provided by operating activities:
       Income allocated to minority interest                               5,717            4,602             1,743
       Depreciation and amortization                                      16,985           14,627            11,172
       Loss (gain) on sale of rental properties                              495           (2,371)             (549)
       Loss on early extinguishment of debt                                    -              277               790
      Deferred financing costs and loan premiums                            (550)            (629)              979
       Loss recognized on investment of Management Company                 1,583              398                47
       Compensation paid or payable in Company stock                       1,203            1,284             1,866
       Provision for uncollectible accounts                                  521            1,993             1,285
       Recognition of deferred rent                                       (1,319)          (1,122)           (1,337)
       Net changes in:
             Tenant receivables                                           (1,489)          (3,060)           (2,582)
             Other assets                                                 (2,580)          (4,729)           (1,525)
             Accounts payable and accrued expenses                         1,218              556             3,942
                                                                           -----          -------         ---------

          Net cash provided by operating activities                       39,230           27,148            23,441
                                                                          ------         --------           -------

Investing activities:
       Acquisition of rental properties                                  (37,943)         (27,175)          (19,864)
       Additions to rental properties                                     (5,899)          (7,126)           (7,891)
       Proceeds from sale of rental properties                             1,291            6,071             2,066
                                                                        --------         --------        ----------

          Net cash used in investing activities                          (42,551)         (28,230)          (25,689)
                                                                        ---------        ---------         ---------

Financing activities:
       Proceeds from Line of Credit draws                                 58,000           38,138            23,800
       Proceeds from mortgage notes                                       13,723              318               398
       Proceeds from issuance of Common Stock                                  -           25,781            48,872
       Proceeds from exercise of Stock Options                                62               56                58
       Repayment of Line of Credit                                       (23,200)         (32,237)          (20,500)
       Repayment on mortgage notes                                        (4,666)          (3,325)          (38,704)
       Additions to deferred financing costs                              (4,194)            (639)             (686)
       Prepayment Penalties                                                    -              (56)             (169)
       Distributions paid to Preferred Stockholders                       (6,120)          (5,641)           (5,641)
       Distributions paid to Common Stockholders                         (17,568)         (15,545)          (10,915)
       Distributions paid to minority interest                            (8,211)          (5,747)           (2,903)
       Repurchase of Preferred and Common Shares                          (3,336)            -                 -
                                                                          ------           ------            ------

       Net cash provided by (used in) financing activities                 4,490            1,103            (6,390)
                                                                           -----          -------            ------
       Net increase (decrease) in cash and equivalents                     1,169               21            (8,638)
       Cash and equivalents, beginning of year                             3,163            3,142            11,780
                                                                         -------           ------           -------
       Cash and equivalents, end of year                                  $4,332           $3,163            $3,142
                                                                          ======         ========            ======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------


1.   Organization and Business

         First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization that acquires, manages, leases, renovates and develops principally supermarket-anchored neighborhood shopping centers. As of December 31, 1999, the Company owned a portfolio of 62 retail properties (the " Retail Properties") containing a total of approximately 6.7 million square feet of gross leasable area ("GLA") located in the Mid- Atlantic region and the Chicago, Illinois and Milwaukee, Wisconsin metropolitan areas.

         The Retail Properties are strategically located neighborhood shopping centers principally anchored by tenants such as Giant Food, Safeway, Shoppers Food Warehouse, Food Lion, A&P Superfresh, Winn Dixie, Weis Markets, Acme Market, Dominick's Supermarket, CVS/Pharmacy, Walgreens, Eckerd Drug and Rite Aid. Neighborhood shopping centers are typically open-air centers ranging in size from 50,000 to 150,000 square feet of GLA and anchored by supermarkets and/or drug stores. The Retail Properties range in size from approximately 3,000 square feet of GLA to approximately 335,000 square feet of GLA, and average approximately 108,000 square feet of GLA.

         The Company, incorporated in Maryland in April 1994, is self-managed and self-administered and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

         The Company's assets are held by, and all its operations are conducted through, First Washington Realty Limited Partnership (the "Operating Partnership") and First Washington Management, Inc. ("FWM"). The Company is the sole general partner of the Operating Partnership. The limited partners are individuals, partnerships and others who have contributed their property in exchange for partnership interests ("Units"). The limited partners may exchange their Units for cash, or at the option of the Company, for stock of the Company on a 1 for 1 basis. At December 31, 1999 and 1998, the Company owned approximately 74% and 73% of the Operating Partnership, respectively. This arrangement is commonly referred to as an Umbrella Partnership or "UPREIT" structure. The Operating Partnership owns 100% of the non-voting preferred stock of FWM which entitles it to 99% of the cash flow. Certain officers of the Company own 100% of the voting common stock of FWM which entitles them to 1% of the cash flow. In addition, the Operating Partnership holds a FWM promissory note in the amount of $4,000 with interest payable quarterly in the amount of $120. FWM provides management, leasing and related services to the Operating Partnership and also provides such services to 11 third-party clients consisting of 21 properties and 1.8 million square feet of GLA. At December 31, 1999, the Company and the Operating Partnership, including subsidiary partnerships, collectively owned 100% of the Retail Properties. Due to the Company's ability, as the general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated for financial reporting purposes. Allocation of net income and equity to the limited partners of the Operating Partnership is based on their respective partnership interests and is reflected in the accompanying Consolidated Financial Statements as minority interests. Losses allocable to the limited partners in excess of their basis are allocated to the Common Stockholders as the limited partners have no requirement to fund losses.

         In September 1997 and July 1998, the Company completed public offerings of Common Stock of 2,070,000 shares priced at $24.00 per share raising net proceeds of $46,900, and 1,150,000 shares priced at $23.75 per sharing, raising net proceeds of $25,781, respectively. There were no offerings of Common Stock during 1999.

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------


offer day-to-day necessities rather than luxury items. These types of tenants, in the experience of the Company, generally maintain more consistent sales performance during periods of adverse economic conditions.


2.      Acquisition and Disposition of Rental Properties

         During 1999, the Company acquired eight shopping centers for an aggregate acquisition cost of approximately $63,078. All the acquisitions were accounted for using the purchase method of accounting and the operations of each property are included in the Company's Statement of Operations from their respective dates of acquisition. The following is a summary of the acquisitions:

                                                                             TOTAL
           DATE                                                           ACQUISITION         ANCHOR         ANCHOR
         ACQUIRED   PROPERTY NAME          LOCATION               GLA         COST            TENANT           GLA
         --------   -------------          --------            --------     ---------         ------           ---

          01/99     Kamp Washington        Fairfax, VA           71,825     $15,184          Borders Books   30,000

          08/99     Newark Shopping Ctr.   Newark, DE           182,860      12,145          N/A

          10/99     Saratoga Shopping Ctr. Springfield, VA      101,587       9,818          Giant Food      39,187

          11/99     Woodmoor Shop. Ctr.    Silver Spring, MD     67,394       5,616          CVS              8,296

          12/99     Westmont Shopping Ctr. Hadden Township, NJ   52,640       1,656          ACME            34,240
                                                                                             CVS              9,100
          12/99     Cudahy Center          Cudahy, WI           103,254       2,804          Pick 'N Save    62,865
                                                                                             Walgreens       11,320
          12/99     Racine Centre          Mt. Pleasant, WI     135,827       8,064          Super Saver     50,979
                                                                                             Office Depot    31,117
          12/99     Whitnall Square        St. Francis, WI      133,301       7,791          Pick 'N Save    69,090
                                                                -------       -----
                                                                                             Walgreens       11,165
                                                                                                             ------

                                                                848,688     $63,078                         357,359
                                                                =======      ======                         =======

                    The acquisitions were funded as follows:

                    Assumed mortgage debt (including premiums)                                              $19,213
                    Market value of 289,068 Common Units issued                                               5,922
                    Cash                                                                                     37,943
                                                                                                             ------
                    Total                                                                                   $63,078
                                                                                                            =======


         During 1998, the Company acquired eight shopping centers for an aggregate acquisition cost of approximately $103,198. All the acquisitions were accounted for using the purchase method of accounting and operations of each property which are included in the Company's Statement of Operations from their respective dates of acquisition. The following is a summary of the acquisitions:

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------

                                                                              Total
         Date                                                              Acquisition       Anchor               Anchor
       Acquired     Property Name            Location              GLA         Cost          Tenant                 GLA
       --------     -------------            --------            --------    ---------       ------               -------

         01/98      Bowie Plaza              Bowie, MD           104,836     $12,189         Giant                 21,750
                                                                                             CVS                   15,000
         03/98      Watkins Park Plaza       Mitchellville, MD   112,143      14,662         Safeway               43,205
                                                                                             CVS                   11,192
         04/98      Parkville Shopping Ctr.  Baltimore, MD       140,925       8,388         A&P Superfresh        18,750
                                                                                             Rite Aid               8,608
         06/98      Elkridge Corners         Baltimore, MD        73,529       8,862         A&P Superfresh        39,571
                                                                                             Rite Aid              10,408
         06/98      Village Center           Richmond, VA        110,885      13,305         Ukrop's Super Market  39,003
                                                                                             CVS                   11,700
         11/98      Willston Centre I        Falls Church, VA     86,468      10,382         CVS                   11,206
         11/98      Willston Centre II       Falls Church, VA    127,434      13,339         Safeway               42,491
         11/98      Town Center at Sterling  Sterling, VA        179,002      22,071         Giant Food            39,187
                                                                 -------      ------                               ------

                                                                 935,222    $103,198                              312,071
                                                                 =======     =======                              =======

                    The Acquisitions were funded as follows:

                    Assumed mortgage debt (including premiums)                                                   $ 35,521

                    Market value of 1,618,794 Common Units issued                                                  39,674
                    Deferred consideration                                                                            828
                    Cash                                                                                           27,175
                                                                                                                   ------
                    Total                                                                                        $103,198
                                                                                                                 ========

         The deferred consideration is due January 1, 2000 and is to be paid in the form of 36,000 common Operating Partnership Units. The deferred consideration was determined at the date of acquisition and was included in determining the cost of the related acquisition.

         In 1999, the Company sold one of its retail properties. During 1998, the Company sold its two multifamily properties and three of its Georgetown properties. The following is a summary of the dispositions:

                                                                                                          Gain
Date                                                                                   Sales             (Loss)
Sold     Property Name              Location                         GLA               Price             On Sale
----     -------------              --------                         ---               -----             -------
1999
12/99    Pheasant Hill Plaza        Bolingbrook, IL                111,190            $9,200              ($495)
                                                                   =======            ======               ====

1998
03/98    Branchwood and             Charleston, SC                                    $8,050             $1,536
         Park Place Apartments

03/98    3269 M Street              Washington, DC                   5,000               750                147

09/98    3033 M Street              Washington, DC                   3,700               800                335

09/98    1328 Wisconsin Avenue      Washington, DC                   4,100             1,075                353
                                                                     -----             -----               ----

         Total 1998                                                 12,800           $10,675             $2,371
                                                                   =======             =====             ======

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------


         The following unaudited pro forma condensed combined results of operations for the years ended December 31, 1999 and 1998 are presented as if the acquisitions and sales of the rental properties that occurred during 1999 and 1998 had occurred on January 1 of the period presented. In preparing the pro forma data, adjustments have been made to assume that the July 1998 Offering occurred on January 1, 1998. The pro forma statements are based on historical information and do not necessarily reflect the actual results that would have occurred if the Company had owned the properties for the periods presented nor are they necessarily indicative of future results of operations of the Company.

                                                    1999          1998
                                                  --------      ------
                                                       (unaudited)

Total revenues                                     $91,425       $85,998
                                                   =======       =======
Net income allocated to Common Stockholders        $11,857        $9,967
                                                   =======       =======
Earnings per common share - Basic                    $1.31         $1.17
                                                  ========     =========
Earnings per common share - Diluted                  $1.29         $1.15
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

Rental Properties

         Rental properties are carried at depreciated cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 31.5 to 40 year estimated life for buildings and 5 to 40 year estimated life for capital improvements. Tenant improvement expenditures are depreciated over the term of the related lease. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over the estimated useful life.

         In determining whether there have been any impairment losses, the Company verifies that the property's net projected undiscounted cash flow before debt service is sufficient to recover the cost of the asset. An impairment loss would result if the carrying value were greater than the cumulative undiscounted net cash flow. The amount of an impairment would be calculated by determining the difference between the carrying value and the cumulative discounted net cash flow.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    --------

Cash and Cash Equivalents

         All  demand,  money  market  accounts,   certificates  of  deposit  and
repurchase agreement accounts with an original maturity of three months or less at the date of purchase are considered to be cash and cash equivalents.

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


Deferred Financing Costs

         Costs of interest rate caps, interest rate swaps, interest rate buydowns and fees incurred to obtain long- term financing are being amortized over the terms of the respective loans using the effective interest method. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date. Accumulated amortization of deferred financing costs at December 31, 1999 and 1998 was $7,128 and $8,022, respectively. Deferred financing cost amortization which is included in interest expense amounted to $977, $1,148 and $1,546 during 1999, 1998 and 1997, respectively.

Interest Rate Swap and Cap Agreements

         Interest rate differential to be paid or received on interest rate swap and cap agreements are recognized as an adjustment to interest expense. Gains and losses on terminated interest rate swaps and caps accounted for as hedges are amortized over the remaining lives of the related swaps and caps; any unamortized gain or loss in recognized when the underlying debt is terminated.

Revenue Recognition

         Rental income attributable to leases is recorded when due from tenants. Certain of the leases provide for escalating base rents, which are recognized on a straight-line basis over the term of the agreement. Rents accrued, but not yet paid, are included in accounts receivable. As of December 31, 1999 and 1998 the amounts of these straight-line receivables were $6,720 and $5,685, respectively. The amount of rental income from the straight-lining of rents amounted to $1,319, $1,122 and $1,337 for the years ended 1999, 1998 and 1997, respectively. Certain of the leases also provide for additional revenue to be paid based upon the level of sales achieved by the lessee and are recorded as percentage rents. Additional rental revenue is recognized when it is probable that the lessee will reach the established level of sales. Most leases provide for tenant reimbursement of common area maintenance and other operating expenses.

         An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,285 and $2,493 as of December 31, 1999 and 1998, respectively.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------

Income Taxes

         The Company operates and intends to continue to operate in a manner which will qualify it as a REIT under the Internal Revenue Code. A trust which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The following per share distributions (and their tax classifications) were paid during 1999 (unaudited):

                         Ordinary       Return          Capital        Total
                          Income        of Capital       Gain           Paid
                          ------        ----------       ----           ----

         Preferred         $2.44           -               -            $2.44
         Common            $1.95           -               -            $1.95

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

Earnings per Common Share

         Basic earnings per Common Share is calculated by dividing net income allocated to Common Stockholders by the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share reflects the dilutive effect of outstanding employee stock options using the treasury stock method and other common stock equivalents. The assumed conversion of the partnership units (4,189,842, 2,787,954 and 1,278,088 common units for the years ended December 31, 1999, 1998 and 1997, respectively, and 85,760, 429,147 and 427,605 preferred units for the years ended December 31, 1999, 1998 and 1997, respectively), held by the limited partners of the Operating Partnership would result in the elimination of earnings allocated to minority interests. The conversion of the preferred units would be anti-dilutive while the conversion of the common units would have no effect on the periods presented. The conversion of Preferred Stock (3,171,626, 2,966,908 and 2,966,908 common share equivalents for the years ended December 31, 1999, 1998, and 1997, respectively) and the Exchangeable Debentures (625,219, 1,282,051, and 1,282,051 common share equivalents for the years ended December 31, 1999, 1998 and 1997, respectively) would be anti-dilutive for the periods presented.

Minority Interest

         Minority interest represents the limited partners' interest of 4,389,979 and 3,707,364 common units in the Operating Partnership as of December 31, 1999 and 1998, respectively, and 85,760 and 429,147 Exchangeable Preferred Units in the Operating Partnership as of December 31, 1999 and 1998, respectively. The Exchangeable Preferred Units have an aggregate liquidation value of $2,144. At the date of formation, the minority interest was established based on their interest in the value of the Operating Partnership. Annually, the income is assigned to Preferred Unitholders to the extent of their distributions and amounts necessary to maintain their balance at its liquidation value. Any remaining income is assigned to Common Unitholders based on their percentage interest during the period the income is generated. Losses of the Operating Partnership are allocated to Common Unitholders based on their percentage interest to the extent that they have capital available. Additionally, the impact on stockholders' equity of changes in minority interests' percentage of ownership caused by the issuance of Common Stock in the Company or the issuance of units in the Operating Partnership are reflected in additional paid in capital.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------

New Accounting Pronouncements

         On June 16, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 137, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. Management has not assessed the impact of the adoption of SFAS 133.

         On December 6, 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which is effective for all periods after December 31, 1999. SAB 101 establishes that contingent rental income should accrue only when the changes in the factors on which the contingent lease payment are based actually occur. Management plans to adopt this standard for all reporting periods subsequent to December 31, 1999. Management has not assessed the impact of the adoption of SAB 101 due to the variability of the terms under which contingent rentals may occur.

4. RENTAL PROPERTIES

         Depreciation expense for each of the years ended December 31, 1999, 1998 and 1997 was $16,152, $13,997 and $10,719, respectively.

         For each of the years ended December 31, 1999, 1998, and 1997, maintenance and repairs expense was $5,248, $4,299 and $3,501, respectively, and real estate taxes were $8,525, $7,535 and $4,968, respectively. Such amounts are included in property operating and maintenance expense in the accompanying consolidated statements of operations.

5. MORTGAGE DEBT

         Mortgage and other notes payable consisted of the following as of December 31, 1999 and 1998, respectively:

                                                   1999       1998
                                                   ----       ----
Fixed-rate debt with rates ranging from 6.54%
        to 9.83%, payable through 2014 (a) ...   $238,350   $221,406
Borrowings under the Line of Credit ..........     44,000      9,200
Industrial revenue bonds payable June 2010 (b) 6,650 6,870 Other variable rate mortgages payable 2001 to 2004, at LIBOR + 1.50%
to LIBOR + 2.25% .............................      9,116      6,637
                                                 --------   --------
    Total ....................................   $298,116   $244,113
                                                 ========   ========


     (a) As part of the loans the lenders require the Company to maintain escrow accounts for real estate taxes, insurance and a replacement reserve. These escrows, totaling $2,181 and $3,034 as of December 31, 1999 and 1998, respectively, are included in other assets.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------

     (b)  The Company  assumed  Bond  Obligations  of $7,600  collateralized  by
          Mayfair Shopping Center. The Bond Obligations bear interest at variable rates, plus a letter of credit enhancement fee of 1.5%. The variable rates are determined weekly at the rate necessary to produce a bid in the process of remarketing the Bond Obligations equal to par plus accrued interest, based on comparable issues in the market. The interest rate, including the 1.5% credit enhancement fee, was 5.43% at December 31, 1999. The Bond Obligations have a stated maturity of February 1, 2010, however, the letter of credit supporting the Bond Obligations expires on June 24, 2003.

          The Bond Obligations contain affirmative and negative covenants, events of default and other provisions as are customarily required for such instruments. The most restrictive covenants require the Company to maintain a maximum leverage ratio (total indebtedness divided by net worth) of 2.0, maintain a debt service coverage ratio (net income before interest and depreciation divided by scheduled debt service payments) of at least 1.50 and require the Operating Partnership to maintain a net worth of at least $150,000. At December 31, 1999 and 1998, the Company was in compliance with all restrictive covenants.

          Maturities of the existing indebtedness at December 31, 1999 are as follows:

                        Principal      Amortization     Balloon
                       Curtailment     of Premiums       Amount       Total
                       -----------     -----------       ------       -----
          2000           $5,410         $ 1,179         $ 16,933     $ 23,522
          2001            5,664           1,031           57,680       64,375
          2002            5,710             901           11,843       18,454
          2003            5,283             608           14,926       20,817
          2004            5,668             471            2,418        8,557
          Thereafter     19,810             891          141,690      162,391
                        -------          ------         --------     --------
                        $47,545          $5,081         $245,490     $298,116
                        =======          ======         ========     ========

          In anticipation of the mortgage debt maturing in 2000, the Company entered into a forward interest rate swap contract. The Company intends to hold such contract until the expiration date. The purpose of the swap is to mitigate any exposure to fluctuations in interest rates until the maturity dates of the mortgages when the Company expects to refinance these loans. Under the terms of the swap contract, the Company pays a fixed rate to the other party to the contract ("Counter Party") while receiving variable payments from the Counter Party based on the 30-day LIBOR rate. This effectively fixes the LIBOR rate for the Company during the period of the swap contract. The following is a summary of the Company's swap contract as of December 31, 1999:

          NOTIONAL     DATE OF                         FIXED RATE    FAIR MARKET
          AMOUNT      AGREEMENT   PERIOD OF CONTRACT     PAYABLE        VALUE
          ------      ---------   ------------------     -------        -----
           $24,000      01/98     05/01/00 - 05/02/05    5.85%          $1,028


          At December 31, 1998, the Company had three swap contracts with a total notional amount of $97,500, an average fixed rate of 6.23% and fair market value of $(4,511). The contract periods ranged from July 1, 1999 through May 2, 2005.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------

         During 1999, $88,933 of indebtedness matured including the $25,000 Exchangeable Debentures. The Company refinanced this debt primarily through six separate loans aggregating $75,000 with Metropolitan Life Insurance Company ("Met Life") and the conversion of the Exchangeable Debentures to 1,000,000 shares of Preferred Stock. The Met Life loans are non-recourse and are each secured by one property.

         Part of this transaction included the closing of the three swap contracts that the Company had in place in anticipation of this financing. The Company paid the Counter Party approximately $3,200 to close the Contracts. This cost was capitalized and is being amortized over the life of the Met Life loans. The following is a summary of Met Life loans:


                                                                     Coupon
 Loan Amount      Collateral                     Term (years)     Interest Rate    All-In Rate(1)
 -----------      ----------                     ------------     -------------    --------------

 $10,700       Davis Ford Crossing                    10              6.79%             7.21%
  13,700       First State Plaza                      10              6.79%             7.23%
  11,800       Fox Mill Shopping Center               12              6.84%             7.37%
  10,900       Mallard Creek Shopping Center          10              6.85%             7.35%
   6,700       McHenry Commons                        10              6.85%             7.35%
  21,200       Valley Centre                          12              6.84%             7.21%
 -------                                                              ----              ----
 $75,000                                                              6.83%             7.27%
 =======                                                              ====              ====

-------
(1) Includes the amortization of costs to close out the interest rate swap contracts, mortgage loan fees and other closing costs over life of the loans using the effective interest rate method.

         The Company has a collateralized revolving Line of Credit of up to $51,000 with Union Bank of Switzerland ("UBS AG"). This line is collateralized by seven properties (Kenhorst Plaza, Shoppes of Graylyn, Watkins Park Plaza, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line matures on January 31, 2001 and borrowings under this line bear interest at the 30-day LIBOR plus one percent (1%). As of December 31, 1999, there was $44,000 outstanding under the Line of Credit.

         The Line of Credit is available to fund acquisitions, renovations, expansions and other working capital requirements. Definitive agreements with respect to the Line of Credit contain customary representations, warranties and covenants.

         Interest paid for the years ended December 31, 1999, 1998, and 1997 was $22,031, $20,595 and $17,437, respectively.

6. DEBENTURES

         On June 27, 1999, the holder of the $25,000, 8.25% Debentures exchanged the Debentures for 1,000,000 shares of Preferred Stock.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following as of December 31, 1999 and 1998, respectively:

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------

                                                              1999         1998
                                                              ----         ----
Accrued real estate taxes ............................      $ 3,286      $ 2,780
Deferred acquisition payments ........................        1,434        1,939
Tenant security deposits .............................        2,132        2,170
Accrued compensation payable in Company stock ........        1,534        1,479
Accounts payable and other accrued expenses ..........        3,964        3,174
                                                            -------      -------
Total ................................................      $12,350      $11,542
                                                            =======      =======

8. PREFERRED STOCK

         The Company's charter authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share. The Convertible Preferred Stock has a liquidation preference equal to $25.00 per share plus an amount equal to any accrued and unpaid dividend (the "Convertible Preferred Liquidation Preference Amount"). Holders of the Convertible Preferred Stock are entitled to receive cumulative preferential cash dividends in an amount per share of Convertible Preferred Stock equal to $0.6094 per quarter plus a participating dividend equal to the amount, if any, of dividends in excess of $0.4875 per quarter with respect to the number of shares of Common Stock into which a share of Convertible Preferred Stock is then convertible. Shares of Convertible Preferred Stock are convertible on or after May 31, 1999 into 1.282051 shares of Common Stock. The Company may redeem the Convertible Preferred Stock commencing July 15, 1999 at a redemption price of $27.44 per share. The redemption price reduces annually thereafter in stages to $25.00 in 2004.

9. SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Significant noncash transactions for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                         1999     1998       1997
                                                         ----     ----       ----
Liabilities assumed in purchase of rental properties   $19,213   $35,521   $74,657
Conversion of Exchangeable Debentures to
   Preferred Stock .................................   $25,000        --        --
Common and Preferred Units in the Operating
   Partnership issued in connection with the
   purchase of rental properties ...................   $ 5,922   $39,674   $33,851
Common Units in the Operating Partnership
  issued to pay deferred consideration liability ...   $   360   $ 1,462        --
Adjustment for minority interest's
   ownership of the Operating Partnership ..........   $ 2,771   $10,981   $10,613
 Exchange of Common Units in the
    Operating Partnership for Common Shares ........   $   871   $ 1,297   $   320
 Exchange of Preferred Units in the
    Operating Partnership for Preferred Shares .....   $    95        --        --

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                     -------


10. LEASE AGREEMENTS

         The Company is the lessor of retail properties with initial lease terms expiring through the year 2030. Many leases are renewable for three to five years at the lessee's option. Future minimum lease receipts under noncancelable operating leases as of December 31, 1999 are as follows:

        2000                            $ 68,039
        2001                              61,921
        2002                              53,895
        2003                              44,841
        2004                              36,117
        Thereafter                       172,783
                                         -------
        Total                           $437,596
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

         Environmental

         The Company, as an owner of real estate, is subject to various environmental laws of Federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on its financial condition and management does not believe it will have such an effect in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current Retail Properties.

         All of the Retail Properties have been subjected to Phase I environmental audits. Such audits have not revealed, nor is management aware of any environmental liability that management believes would have a material adverse impact on the consolidated financial position, results of operations or liquidity. Management is unaware of any instances in which it would incur and be financially responsible for any material environmental costs if any or all Retail Properties were sold, disposed or abandoned.

12. RELATED-PARTY TRANSACTIONS

         The Operating Partnership owns 100% of the non-voting Preferred Stock of First Washington Management, Inc. (FWM), which entitles it to 99% of the cash flow of FWM. Certain of the officers of the Company own 100% of the Common Stock of FWM which entitles them to 1% of the cash flow of FWM. In addition, the Company received $480 annually of interest income, included in income from FWM, on the FWM Note in 1999, 1998 and 1997. The Company's loss recognized on the investment in FWM for the years ended December 31, 1999, 1998 and 1997 was
$1,583, $398 and $47, respectively. Included in other assets is $1,552 representing the investment in FWM.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------

         FWM provides property management, leasing and other related services to the Company. Management and other fees paid by the Company in 1999, 1998 and 1997 amounted to $5,530, $4,546 and $3,687, respectively.

13. STOCK AND STOCK OPTION PLANS

         Stock Option Plans

         Under various plans and agreements, the Company has authorized the issuance of stock and stock options to certain officers and employees of the Company. As permitted by SFAS 123, the Company continues to apply APB Opinion No. 25 and related Interpretations in accounting for its plans.

         The Company established a Stock Option Plan (the "Stock Option Plan") for the Company's directors, executive officers and key employees of FWM. The Stock Option Plan provides that the compensation committee of the Board of Directors (or Board, in the case of options granted to independent directors) may grant or issue stock options. Each grant or issuance will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. The plan provides for both non-qualified and incentive stock options. The Stock Option Plan provides that 1,296,691 shares of Common Stock will be reserved for issuance.

         SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company accounted for its stock options under the fair value method of that statement. The fair value of the options issued in 1999, 1998 and 1997 are estimated to be $234, $161 and $221, respectively, as of the date of the grant, using a binomial model with the following weighted-average assumptions: risk-free interest rates of 4.8%, 5.5% and 7.4%; dividend rate of 8.8%, 9.3% and 8.7%; volatility factors of the expected market price of the Company's shares of 17.5%, 17.3% and 17.0%; and a weighted average expected life of the options of 2.3, 3.0 and 3.8 years, respectively.

         Because option valuation models require input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period. The pro forma net income is as follows:


                                                     1999       1998          1997
                                                     ----       ----          ----
Pro forma net income before extraordinary item   $   11,121   $   9,831    $   2,685
Extraordinary item ...........................           --        (277)        (790)
                                                 ----------   ---------    ---------
Pro forma net income .........................   $   11,121   $   9,554    $   1,895
                                                 ==========   =========    =========
Pro forma earnings per Common Share - Basic
   Income before extraordinary item ..........   $     1.22   $    1.23    $    0.47
   Extraordinary item ........................           --       (0.04)       (0.14)
                                                 ----------   ---------    ---------
   Net income ................................   $     1.22   $    1.19    $    0.33
                                                 ==========   =========    =========
Pro forma earnings per Common Share - Diluted
   Income before extraordinary item ..........   $     1.21   $    1.22    $    0.47
   Extraordinary item ........................           --       (0.04)       (0.14)
                                                 ----------   ---------    ---------
   Net income ................................   $     1.21   $    1.18    $    0.33
                                                 ==========   =========    =========

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    ---------

         A summary of the Company's stock option activity for the years ended December 31 is as follows:


                                                    SHARES AVAILABLE    WEIGHTED          RANGE OF
                                        OPTIONS        FOR FUTURE        AVERAGE          EXERCISE
                                      OUTSTANDING    OPTION GRANTS    EXERCISE PRICE       PRICE
                                      -----------    -------------    --------------       -----
December 31, 1996 ................     339,648          11,892         $   19.50         $   19.50

Amendment of Stock
Option Plan ......................          --         450,000
Options granted ..................     145,500        (145,500)        $   24.00         $   24.00
Options exercised ................      (2,956)             --         $   19.50         $   19.50
Options expired/forfeited ........        (228)            228         $   19.50         $   19.50
                                       -------        --------

December 31, 1997 ................     481,964         316,620         $   20.86         $19.50-$24.00

Amendment of Stock
Option Plan ......................          --         500,000
Options granted ..................     105,500        (105,500)        $   25.50         $   25.50
Options exercised ................      (2,919)             --         $   19.50         $   19.50
Options expired/forfeited ........      (8,228)          8,228         $   23.69         $19.50-$25.50
                                       -------        --------
December 31, 1998 ................     576,317         719,348         $   21.67         $19.50-$25.50
Options granted ..................     216,500        (216,500)        $   20.90         $20.75-$22.56
Options exercised ................      (3,184)             --         $   19.50                $19.50
Options expired/forfeited ........     (21,000)         21,000         $   22.45         $19.50-$25.50
                                       -------        --------
December 31, 1999 ................     768,633         523,848         $   21.43         $19.50-$25.50
                                       =======        ========


         At December 31, 1999, 1998 and 1997 options for 454,133 shares, 379,150 shares and 334,131 shares, respectively, were exercisable. The average remaining contractual life of options outstanding at December 31, 1999, 1998 and 1997 were
7.1 years, 7.2 years and 7.9 years, respectively. The weighted average grant date fair value per options granted in 1999, 1998 and 1997 was $1.08, $1.53 and $1.52, respectively.


         Contingent and Restricted Stock Plans

         Two of the Company's senior officers have entered into employment agreements. The agreements call for a base salary plus an incentive compensation arrangement based on the Company meeting certain operating results requirements. The incentive compensation is in the form of common stock grants. Up to 100,000 shares of stock may be issued to each of the two officers (or their designees). These additional shares of stock will be recorded as additional compensation in the period earned. In 1997, 47,380 shares were issued to each of the officers with a total value of $2,300. Total compensation cost recognized under this plan was $1,100, for the year ended December 31, 1997.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    --------


         The Company approved a Contingent Stock Agreement and a Restricted Stock Plan for each of these officers. The Contingent Stock Agreements have reserved for grant 60,000 shares of common stock (30,000 shares each) for the period July 1, 1997 through December 31, 1999. The agreements are administered by the Compensation Committee of the Board of Directors ( the "Committee"). The grants are awarded if the Committee determines that the Company has materially met certain targeted performance criteria. During 1999 and 1998, 12,500 and 5,000 shares, respectively, were issued to each of the two officers. The weighted average fair value of the shares was $536 and $270, respectively.
12,500 shares are available to be issued in March 2000 to each of the two officers. The two officers were issued 39,200 shares of common stock each under the Restricted Stock Plan, which is also administered by the Compensation Committee. The shares issued under this plan are subject to a vesting schedule as follows:

      Vesting Date                               Number of Shares Vested
      ------------                               -----------------------
     July 1, 1997                                          5,000
     March 31, 1998                                       11,400
     March 31, 1999                                       11,400
     March 31, 2000                                       11,400
                                                          ------
         TOTAL                                            39,200
                                                          ======

         The Company will record compensation expense as the shares vest based on the fair market value of the stock as of the date of issuance (i.e. $24.25 per share).

         In addition to the above restricted shares, during 1998 each of the two officers elected to receive 4,750 restricted shares in lieu of their cash bonus. Such restricted shares are subject to a 3-year vesting period.

         In May 1998, the Board amended the employment agreements of the two senior officers effective March 1998. The terms of the employment agreements were extended to June 30, 2002 and December 31, 2002. The amended employment agreements continue to provide for a base salary plus annual incentive bonus arrangement, payable in cash, based on the Company meeting certain targeted performance criteria to be established by the committee. The amended employment agreements further provide for a grant to each officer of 150,000 shares of additional Restricted Stock on January 1, 2000. The shares issued will be subject to vesting as follows: 25,000 shares on January 1, 2001; 50,000 shares on January 1, 2002, and 75,000 shares on January 1, 2003. The amended employment agreements also provide for the issuance to each officer of an additional 25,000 shares of Contingent Stock on each of March 31, 2001, 2002 and 2003, based on the Company's attainment during the preceding fiscal year of certain targeted performance criteria to be established by the Committee.

         A total of 478,400 shares of common stock are reserved under the Restricted Stock Plan for grants to officers and employees of the Company, of which 117,542 were issued as of December 31, 1999.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    --------

14.      CONDENSED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


1999                                         First         Second       Third       Fourth
----                                         -----         ------       -----       ------
Total revenues ........................   $   21,125    $   21,440   $   21,622   $   23,341
Income before minority interest,
  extraordinary item, and distributions
  to Preferred Stockholders ...........   $    5,173    $    5,311   $    6,346   $   6,333
Net income  allocated
  to Common Stockholders ..............   $    2,457    $    2,626   $    3,176   $   3,067
Earnings per Common Share-Basic .......   $     0.29    $     0.30   $     0.34   $    0.32
Earnings per Common Share-Diluted .....   $     0.28    $     0.30   $     0.33   $    0.32


1999                                         First         Second       Third       Fourth
----                                         -----         ------       -----       ------
Total revenues ........................   $   16,640    $   18,112   $   18,563   $   20,749
Income before minority interest,
  extraordinary item, and distributions
  to Preferred Stockholders ...........   $    5,507    $    3,940   $    5,151   $    5,603
Extraordinary item ....................   $     (277)           --           --           --
Net income allocated
  to Common Stockholders ..............   $    2,673    $    1,643   $    2,625   $    2,740
Earnings per Common Share-Basic
  Income before extraordinary item ....   $     0.40    $     0.22   $     0.31   $     0.32
   Extraordinary item .................        (0.04)           --           --           --
                                          ----------    ----------   ----------   ----------
  Net Income ..........................   $     0.36    $     0.22   $     0.31   $     0.32
                                          ==========    ==========   ==========   ==========
Earnings per Common Share - Diluted
  Income before extraordinary item ....   $     0.40    $     0.22   $     0.31   $     0.32
  Extraordinary item ..................        (0.04)           --           --           --
                                          ----------    ----------   ----------   ----------
  Net income ..........................   $     0.36    $     0.22   $     0.31   $     0.32
                                          ==========    ==========   ==========   ==========

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                     ------


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

         Interest Rate Swaps and Caps: The fair value of these contracts was estimated based upon the amount the Company would have received/paid to terminate the swaps and caps.

         The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                           1999                    1998
                                  ---------------------   ----------------------
                                   CARRYING     FAIR       CARRYING      FAIR
    Financial Assets:                VALUE      VALUE        VALUE      VALUE
    -----------------                -----      -----        -----      -----
Cash and Cash Equivalents .....   $   4,332   $   4,322   $   3,163   $   3,163
Financial Liabilities:
Mortgage notes payable ........   $ 298,116   $ 282,350   $ 244,113   $ 275,499
Debentures ....................          --          --   $  25,000   $  30,369
Off-Balance Sheet Instruments
Interest Rate Swaps and Caps
 receive/(pay) ................          --   $   1,028          --   $  (4,523)


16. BUSINESS SEGMENTS

         The Company owns one property type only (i.e. neighborhood shopping centers). Resource allocation, determination of compensation and financial analysis are performed by the Company's management for each segment. The Company measures performance of the segments based on total revenues less property operating and maintenance expenses, as detailed in the following table:


                                      Retail
                                     Properties   FWM, Inc.  Other(1)    Total
                                     ----------   ---------  --------    -----
Year ended December 31,
 1999:
Revenues .........................   $ 86,209   $   6,357   $ (5,038)   $ 87,528
Operating and maintenance
 expenses ........................     20,140       7,460     (7,460)     20,140
                                     --------   ---------   --------    --------
Income from operations ...........   $ 66,069   $  (1,103)  $  2,422    $ 67,388
                                     ========   =========   ========    ========
Commercial real estate
 property expenditures ...........   $ 68,977   $      --   $     --    $ 68,977
                                     ========   =========   ========    ========
Segment assets at December
 31, 1999 ........................   $583,293   $      --   $     --    $583,293
                                     ========   =========   ========    ========

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    --------


Year ended December 31,
 1998:
Revenues ..........................   $ 72,942   $  6,487   $ (5,365)   $ 74,064
Operating and maintenance
 expenses .........................     17,934      6,405     (6,405)     17,934
                                      --------   --------   --------    --------
Income from operations ............   $ 55,008   $     82   $  1,040    $ 56,130
                                      ========   ========   ========    ========
Commercial real estate
 property expenditures ............   $110,646   $     --   $     --    $110,646
                                      ========   ========   ========    ========
Segment assets at December
 31, 1998 .........................   $532,954   $     --   $     --    $532,954
                                      ========   ========   ========    ========

Year ended December 31, 1997:
Revenues ..........................   $ 54,297   $  5,902   $ (4,565)   $ 55,634
Operating and maintenance
 expenses .........................     13,522      5,469     (5,469)     13,522
                                      --------   --------   --------    --------
Income from operations ............   $ 40,775   $    433   $    904    $ 42,112
                                      ========   ========   ========    ========
Commercial real estate
 property expenditures ............   $144,411   $     --   $     --    $144,411
                                      ========   ========   ========    ========
Segment assets at December 31,
 1997..............................   $439,141   $     --   $     --    $439,141
                                      ========   ========   ========    ========
----------

(1) Represents the adjustment for straight-lining of rents and reflecting the net income from FWM using the equity method of accounting.

         The following table reconciles income from operations for reportable segments to income before extraordinary items as reported in the Consolidated Statements of Operations.


                                                  Years ended December 31
                                           -------------------------------------
                                              1999         1998           1997
                                              ----         ----           ----
Income from operations for
 reportable segments .................     $ 67,388      $ 56,130      $ 42,112
General and administrative
 expenses ............................       (4,161)       (3,789)       (3,363)
Interest expense .....................      (21,481)      (19,966)      (18,416)
Depreciation and amortization ........      (16,985)      (14,627)      (11,172)
Income allocated to minority
 interest ............................       (5,717)       (4,602)       (1,743)
Distributions to Preferred
 Stockholders ........................       (6,120)       (5,641)       (5,641)
Income from Management Company .......       (1,103)           82           433
Gain (loss) on sale of
 properties ..........................         (495)        2,371           549
                                           --------      --------      --------
Income before extraordinary
 item ................................     $ 11,326      $  9,958      $  2,759
                                           ========      ========      ========

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

17. SUBSEQUENT EVENTS

         On January 7, 2000, the Company placed separate mortgages on Whitnall Square, Cudahy Center and Racine Centre. The mortgages bear interest at 7.8% annually, are due in 10 years and have monthly payments based on a 30-year amortization schedule. The loan proceeds were $12,325 and were used to pay down the line of credit.

         On January 14, 2000, the Board of Directors declared a distribution of $0.4875 and $0.6094 per Common and Preferred share of stock, respectively, to shareholders of record as of February 1, 2000. On February 15, 2000, distributions in the amount of $8,433 were paid.

         On March 10, 2000, the Board of Directors awarded 12,500 shares to each of two of the Company's senior officers as provided for under their employment agreements. The shares have a fair market value of approximately $481 as of March 10, 2000.

                       FIRST WASHINGTON REALTY TRUST, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                     -------


                                          Balance at       Additions          Deduction
                                           Beginning      Charged to Bad       Amounts       Balance at
     Description                          of Year          Debt Expense     Written Off      End of Year
     -----------                          ----------      --------------    -----------      -----------
     Allowance for
     Doubtful Accounts:

     Year Ended December 31, 1999           $2,493             $521            $(729)         $2,285
                                            ======             ====            ======         ======
     Year Ended December 31, 1998           $1,453           $1,993            $(953)         $2,493
                                            ======           ======            ======         ======
     Year Ended December 31, 1997             $683           $1,285            $(515)         $1,453
                                              ====           ======            ======         ======

       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999

                             (dollars in thousands)

                                                                                     Initial Cost           Capitalized
                                                                                ----------------------     Subsequent to
                                                                                            Building &      Acquisition-
Property                                      Location          Encumbrance       Land     Improvements     Improvements      Land
--------                                      --------          -----------       ----     ------------     ------------      ----
Retail:
Allen Street Shopping Center (1)            Allentown, PA          $ 5,714      $   867      $ 3,271         $   206       $   867
Ashburn Farm Village Center                 Ashburn, VA              6,537        2,373        7,494             (86)        2,263
Bowie Plaza                                 Bowie, MD                4,703        2,256        9,933             502         2,438
Brafferton Center                           Garrisonville, VA           --        1,595        6,385             491         1,595
Bryans Road Shopping Center                 Bryans Road ,MD             --        1,214        3,314           4,201         1,230
Capital Corner Shopping Center              Landover, MD                --          966            0           3,516           989
Centre Ridge Marketplace (2)                Centreville, VA         44,000        4,847        3,807           2,228         5,108
Chesapeake Bagel Building                   Alexandria, VA             735          191          804             673           192
City Avenue Shopping Center                 Philadelphia, PA         9,581        3,135       12,540           2,295         3,260
Clinton Square Shopping Center              Clinton, MD                 --          242        1,437            (117)          251
Clopper's Mill Village Shopping Center      Germantown, MD          13,627        4,011       16,006             206         4,011
Connecticut Avenue Shops                    Washington, DC              --           91          932             153            95
Colonial Square Shoppipng Center            York, PA                    --          639        1,678             269           646
Cudahy Center (5)                           Cudahy, WI                  --          561        2,243               0           561
Davis Ford Crossing                         Manassas, VA            10,617        2,574       10,092             304         2,543
Elkridge Corners Shopping Center            Elkridge, MD             6,322        1,625        7,237              30         1,772
Festival at Woodholme                       Baltimore, MD           11,238        2,915       11,660             465         2,915
Firstfield Shopping Center                  Gaithersburg, MD         2,416          699        2,797             242           699
First State Plaza                           New Castle, DE          13,594        2,575       10,358             815         2,575
Four Mile Fork Shopping Center (2)          Fredericksburg, VA          --        1,196        4,783             195         1,196
Fox Mill Shopping Center                    Reston, VA              11,724        2,752       11,019             482         2,752
Georgetown Shops (3)                        Washington ,D.C.            --          949        3,174          (2,135)          515
Glen Lea Shopping Center (4)                Richmond, VA            12,627          757        3,027             207           757
Hanover Village Shopping Center (4)         Mechanicsville, VA          --        1,081        4,323             238         1,081
James Island Shopping Center                Charleston, SC              --        1,321        2,758             495         1,324
Kamp Washington Shopping Center             Fairfax, VA              2,979        3,039       12,145             117         3,039
Kenhorst Plaza Shopping Center (2)          Reading, PA                 --        2,253        9,013           1,699         2,253
Kings Park Shopping Center                  Burke, VA                4,458        1,153        4,613             623         1,153
Laburnum Park Shopping Center (4)           Richmond, VA                --        1,194        4,774            (320)        1,148
Laburnum Square Shopping Center (4)         Richmond, VA                --        1,104        4,418           1,107         1,105
McHenry Commons                             McHenry, IL              6,640        1,669        6,676             155         1,669
Mallard Creek Shopping Center               Round Lake Beach, IL    10,802        2,674       10,695             444         2,674
Mayfair Shopping Center                     Philadelphia, PA         6,650        2,463        9,860             376         2,463
Mitchellville Plaza                         Mitchellville, MD       14,249        4,279       17,114             167         3,877
Newark Shopping Center                      Newark, DE               9,337        2,429        9,716              13         2,429
Newtown Square Shopping Center (2)          Newtown Square, PA          --        2,508       10,031           1,399         2,508
Northway Shopping Center                    Millersville, MD         6,043        1,838        7,400             621         1,838


                                      Gross amounts
                                        at which
                                     carried at the
                                    close of period
                                       Building &              Accumulated       Date of          Date
                                      Improvements    Total    Depreciation     Construction     Acquired
                                      ------------    -----    ------------     ------------     --------
Retail:
Allen Street Shopping Center (1)         $ 3,477     $ 4,344     $   455           1958           1996
Ashburn Farm Village Center                7,518       9,781         676           1996           1997
Bowie Plaza                               10,253      12,691         658           1966           1998
Brafferton Center                          6,876       8,471       1,254           1974           1994
Bryans Road Shopping Center                7,499       8,729       2,322           1972           1990
Capital Corner Shopping Center             3,493       4,482       1,631           1987           1986
Centre Ridge Marketplace (2)               5,774      10,882         659           1996           1996
Chesapeake Bagel Building                  1,476       1,668         751           1800           1983
City Avenue Shopping Center               14,710      17,970       1,351       1950's-60's        1997
Clinton Square Shopping Center             1,311       1,562         804           1979           1984
Clopper's Mill Village Shopping Center    16,212      20,223       1,964           1995           1996
Connecticut Avenue Shops                   1,081       1,176         456           1954           1986
Colonial Square Shoppipng Center           1,940       2,586         622           1955           1990
Cudahy Center (5)                          2,243       2,804           5           1972           1999
Davis Ford Crossing                       10,427      12,970       1,859           1988           1994
Elkridge Corners Shopping Center           7,120       8,892         362           1990           1998
Festival at Woodholme                     12,125      15,040       1,806           1986           1995
Firstfield Shopping Center                 3,039       3,738         409           1978           1995
First State Plaza                         11,173      13,748       2,146           1988           1994
Four Mile Fork Shopping Center (2)         4,978       6,174         500           1975           1997
Fox Mill Shopping Center                  11,501      14,253       2,039           1988           1994
Georgetown Shops (3)                       1,473       1,988         650       Late 1800's      1981-1989
Glen Lea Shopping Center (4)               3,234       3,991         483           1969           1995
Hanover Village Shopping Center (4)        4,561       5,642         656           1971           1995
James Island Shopping Center               3,250       4,574       1,020           1967           1990
Kamp Washington Shopping Center           12,262      15,301         403           1960           1999
Kenhorst Plaza Shopping Center (2)        10,712      12,965       1,540           1990           1995
Kings Park Shopping Center                 5,236       6,389         509           1966           1996
Laburnum Park Shopping Center (4)          4,500       5,648         663           1988           1995
Laburnum Square Shopping Center (4)        5,524       6,629         854           1975           1995
McHenry Commons                            6,831       8,500         522           1988           1997
Mallard Creek Shopping Center             11,139      13,813         836           1987           1997
Mayfair Shopping Center                   10,236      12,699       1,867           1988           1994
Mitchellville Plaza                       17,683      21,560       1,285           1991           1997
Newark Shopping Center                     9,729      12,158         102        1950's/87         1999
Newtown Square Shopping Center (2)        11,430      13,938       1,025       1960's-70's        1996
Northway Shopping Center                   8,021       9,859         780           1987           1996

       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999

                             (dollars in thousands)

                                                                                     Initial Cost           Capitalized
                                                                                ----------------------     Subsequent to
                                                                                            Building &      Acquisition-
Property                                  Location              Encumbrance       Land     Improvements     Improvements      Land
--------                                  --------              -----------       ----     ------------     ------------      ----
Parkville Shopping Center                 Baltimore, MD            3,409          1,678        6,710              150         1,678
Penn Station Shopping Center              District Heights, MD        --          4,275            0           21,429         4,285
Prince George's County Commercial Park    Beltsville, MD              --          1,309          972            5,523         1,342
Potomac Plaza                             Woodbridge, VA           2,579            795        4,235            1,200           733
Racine Centre (5)                         Racine, WI                  --          1,613        6,451                0         1,613
Riverside Square / River's Edge           Chicago, IL                 --          2,772       11,086              760         2,777
Rosecroft Shopping Center                 Temple Hills, MD            --            664        2,723            2,599           688
Saratoga Shopping Center                  Springfiled, VA          6,776          1,964        7,854                1         1,964
Shoppes of Graylyn (2)                    Wilmington, DE              --          1,478        5,912              129         1,478
Shoppes of Kildaire                       Cary, NC                 7,358          2,202        8,833            2,240         2,208
Southside Marketplace                     Baltimore, MD            7,848          2,209        8,835              418         2,209
Spring Valley Shopping Center             Washington, DC              --          1,175        4,698              221         1,175
Stefko Boulevard Shopping Center (1)      Bethlehem, PA               --          1,149        4,336            1,140         1,149
Stonebrook Plaza                          Merrionette Park, IL     5,770          1,657        6,626              370         1,657
Takoma Park Shopping Center (2)           Takoma Park                 --            957        3,829            1,227           957
The Oaks Shopping Center                  Des Plaines, IL          9,242          2,892       11,570              617         2,888
Town Center at Sterling                   Sterling, VA             8,847          4,414       17,657              446         4,432
Valley Centre                             Owings Mills, MD        21,562          4,718       18,938            2,084         5,551
The Village Shopping Center               Richmond, VA                --          2,660       10,645               19         2,660
Watkins Park Plaza (2)                    Mitchellville, MD           --          2,932       11,730               78         2,932
Westmont Plaza Shopping Center            Haddon township, NJ         --            331        1,325                0           331
Whitnall Square (5)                       St. Francis, WI             --          1,558        6,233                0         1,558
Willston Centre I                         Falls Church, VA            --          2,076        8,306              297         2,087
Willston Centre II                        Falls Church, VA        10,132          2,667       10,672              273         2,700
Woodmoor Shopping Center                  Silver Spring, MD           --          1,123        4,493                0         1,122
                                                                  ------          -----        -----            -----         -----
                                                                $298,116       $119,303     $432,196          $63,497      $119,965
                                                                ========       ========     ========          =======      ========

                                      Gross amounts
                                        at which
                                     carried at the
                                    close of period
                                       Building &              Accumulated       Date of          Date
                                      Improvements    Total    Depreciation     Construction     Acquired
                                      ------------    -----    ------------     ------------     --------
Parkville Shopping Center                 6,860        8,538          409           1961           1998
Penn Station Shopping Center             21,419       25,704        7,266           1989           1986
Prince George's County Commercial Park    6,462        7,804        2,826           1985           1985
Potomac Plaza                             5,497        6,230        2,132           1963           1985
Racine Centre (5)                         6,451        8,064           13           1988           1999
Riverside Square / River's Edge          11,841       14,618          910           1986           1997
Rosecroft Shopping Center                 5,298        5,986        2,255           1963           1985
Saratoga Shopping Center                  7,855        9,819           33           1977           1999
Shoppes of Graylyn (2)                    6,041        7,519          599           1971           1997
Shoppes of Kildaire                      11,067       13,275        4,411           1986           1986
Southside Marketplace                     9,253       11,462        1,077           1990           1996
Spring Valley Shopping Center             4,919        6,094          323           1930           1997
Stefko Boulevard Shopping Center (1)      5,476        6,625          755           1823           1996
Stonebrook Plaza                          6,996        8,653          546           1984           1997
Takoma Park Shopping Center (2)           5,056        6,013          608           1960           1996
The Oaks Shopping Center                 12,191       15,079          960           1983           1997
Town Center at Sterling                  18,085       22,517          673        1973-1978         1998
Valley Centre                            20,189       25,740        3,430           1987           1994
The Village Shopping Center              10,664       13,324          539           1948           1998
Watkins Park Plaza (2)                   11,808       14,740          668           1985           1998
Westmont Plaza Shopping Center            1,325        1,656            3           1959           1999
Whitnall Square (5)                       6,233        7,791           13           1989           1999
Willston Centre I                         8,592       10,679          296           1952           1998
Willston Centre II                       10,912       13,612          342           1986           1998
Woodmoor Shopping Center                  4,494        5,616           18           1954           1999
                                        -------       ------        -----
                                       $495,031     $614,996      $67,029
                                       ========     ========      =======

------------
(1) These properties are encumbered by first deeds of trust as collateral for a $5,714 mortgage loan.
(2)  These properties serve as collateral for the Line of Credit facility.
(3) Consists of two locations in the shopping district of Georgetown in Washington, DC. Three properties were sold in 1998.
(4) These properties are encumbered by first deeds of trust as collateral for a $12,627 mortgage loan.
(5) These properties were subsequently encumbered by first deeds of trust in January 2000.
(6)  The retail properties have depreciable lives of 31.5 to 40.0 years.

       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)
                                   (Continued)





                                               Property Acquistions /   Additions /
                             Balance at       Charges to Depreciation   Improvements    Cost of Real         Balance at
Property                  Beginning of Year         Expense             to Properties   Estate Sold       Beginning of Year
--------                  -----------------         -------             -------------   -----------       -----------------
Rental Properties             $ 556,146            $ 63,078                $ 5,887       $ (10,115)          $ 614,996
                              =========            ========                =======       =========           =========

Accumulated Depreciation       $ 51,475            $ 16,152                $    --          $ (598)          $  67,029
                               ========            ========                =======       =========           =========