Form 10-Q
period 2000-03-31
FIRST WASHINGTON REALTY TRUST INC
filed 2000-05-12
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the period ended March 31, 2000

                         Commission File Number 0-25230

                       FIRST WASHINGTON REALTY TRUST, INC.

             (Exact name of registrant as specified in its charter)



Maryland                                                              52-1879972
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               identification no.)



4350 East-West Highway, Suite 400, Bethesda, MD                            20814
--------------------------------------------------------------------------------
   (Address of principal executive offices)                           (Zip code)



Registrant's telephone number, including area code (301) 907-7800
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Common Stock, $.01 par value, outstanding as of May 12, 2000:

                        10,097,709 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX

Part I:  Financial Information                                              Page
------------------------------                                              ----

Item 1.  Consolidated Balance Sheets as of March 31, 2000
         (unaudited) and December 31, 1999                                   1

         Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2000 and 1999                  2

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2000 and 1999                  3

         Notes to Unaudited Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

Item 3.   Qualitative and Quantitative Disclosures about Market Risk         9


Part II:  Other Information
---------------------------

Item 2.  Recent Sales of Unregistered Equity Securities                     11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                                   -----------

                                               March 31,        December 31,
                                                 2000              1999
                                               --------        -------------
                                              (unaudited)

                                     ASSETS

Rental properties:
  Land                                        $ 119,939          $ 119,965
  Buildings and improvements                    496,231            495,031
                                               --------           --------
                                                616,170            614,996
Accumulated depreciation                        (71,340)           (67,029)
                                               --------           --------
Rental properties, net                          544,830            547,967

Cash and equivalents                              7,326              4,332
Tenant receivables, net                          13,162             11,750
Deferred financing costs, net                     5,117              5,137
Other assets                                     14,045             14,107
                                               --------           --------

          Total assets                        $ 584,480          $ 583,293
                                               ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                      $ 305,071          $ 298,116
  Accounts payable and accrued expenses           9,536             12,350
                                               --------           --------
          Total liabilities                     314,607            310,466

Minority interest                                65,060             66,267

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock $.01 par value,
    10,000,000 shares authorized, 3,800,000
    shares designated; 2,238,905 and 2,359,202
    issued and outstanding, respectively
    liquidation value of $25.00 per share            22                 24
  Common stock $.01 par value, 90,000,000 shares
    authorized; 10,090,017 and 9,709,670 shares
    issued and outstanding, respectively            100                 97
  Additional paid-in capital                    245,033            245,054
  Accumulated distributions in excess
    of earnings                                 (40,342)           (38,615)
                                               ---------          --------

          Total stockholders' equity            204,813            206,560
                                               ---------          --------

          Total liabilities and
            stockholders' equity              $ 584,480          $ 583,293
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (unaudited)

                                     -------

                                                       For three months ended
                                                              March 31,
                                                       ======================

                                                        2000              1999
                                                        ----              ----
         Revenues:
              Minimum rents                          $ 17,711         $ 15,976
              Tenant reimbursements                     5,406            4,298
              Percentage rents                            447              381
              Other income                                427              470
                                                     --------         --------
                  Total revenues                       23,991           21,125
                                                     --------         --------

         Expenses:
              Property operating and maintenance        6,070            5,205
              General and administrative                1,216            1,095
              Interest                                  5,821            5,525
              Depreciation and amortization             4,624            4,212
                                                     --------         --------
                  Total expenses                       17,731           16,037
                                                     --------         --------

              Income before income (loss) from
                Management Company, minority
                interest and distributions to
                Preferred Stockholders                  6,260            5,088


              Income (loss) from Management Company      (102)              85
                                                     --------         --------

              Income before minority interest and
                distributions to Preferred
                Stockholders                            6,158            5,173

              Income allocated to minority interest    (1,631)          (1,306)
                                                     --------          -------

              Net income                                4,527            3,867

              Distributions to Preferred Stockholders  (1,367)          (1,410)
                                                      --------        --------

              Net income allocated to Common
                Stockholders                          $ 3,160          $ 2,457
                                                      ========        ========

              Net income per Common Share - Basic     $  0.31          $  0.29
                                                      ========        ========

              Net income per Common Share - Diluted   $  0.31          $  0.28
                                                      ========        ========

              Weighted average Common Shares - Basic   10,043            8,575
                                                      ========        ========

              Weighted average Common Shares -
                Diluted                                10,043            8,649
                                                      ========        ========

              Distributions per share                 $0.4875          $0.4875
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (unaudited)
                                    --------

                                                       For three months ended
                                                              March 31,
                                                       ======================

                                                       2000              1999
                                                       ----              ----

Operating Activities:
 Net Income                                         $ 4,527           $ 3,867
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Income allocated to minority interest             1,631             1,306
    Depreciation and amortization                     4,624             4,212
    Deferred financing costs and loan premiums         (114)             (203)
    Loss recognized on investment in
        Management Company                              222                35
    Compensation paid or payable in Common shares       430               286
    Provision for uncollectible accounts                250               540
    Recognition of deferred rent                       (259)             (319)
    Net changes in:
      Tenant receivables                             (1,404)             (671)
      Other assets                                     (387)              394
      Accounts payable and accrued expenses          (1,431)             (124)
                                                    --------          --------
         Net cash provided by operating activities    8,089             9,323
                                                    --------          --------

Investing Activities:
 Acquisition of rental properties                         -           (10,344)
 Additions to rental properties                      (1,260)           (2,296)
                                                    --------         ---------

         Net cash used in investing activities       (1,260)          (12,640)
                                                    --------         ---------

Financing Activities:
  Proceeds from line of credit                        8,500            16,800
  Proceeds from mortgage notes refinancings          12,325                 -
  Proceeds from exercise of stock options                 -                50
  Repayment of Line of Credit                       (12,000)                -
  Repayment of mortgage notes                        (1,555)           (1,167)
  Additions to deferred financing costs                (181)           (3,311)
  Distributions paid to Preferred Stockholders       (1,367)           (1,410)
  Distributions paid to Common Stockholders          (4,887)           (4,182)
  Distributions paid to minority interest            (2,148)           (2,015)
  Repurchase of Preferred and Common Shares          (2,522)                -
                                                   ---------         ---------
         Net cash provided by (used in)
           financing activities                      (3,835)            4,765
                                                   ---------         ---------

  Net increase in cash and equivalents                2,994             1,448
  Cash and equivalents, beginning of period           4,332             3,163
                                                   ---------         ---------
  Cash and equivalents, end of period               $ 7,326           $ 4,611
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------




1.   Business

     General

     First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket-anchored neighborhood shopping centers that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") . The Company owns a portfolio of 62 retail properties (the "Retail Properties") containing a total of approximately 6.7 million square feet of gross leasable area ("GLA") located in the Mid-Atlantic region and the Chicago, Illinois and Milwaukee, Wisconsin metropolitan areas.

     The Company currently owns approximately 74.1% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 43 Properties directly and 19 Properties are owned by lower tier entities in which the Operating Partnership owns a 99% partnership interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% interest.

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

     The Operating Partnership also owns 100% of the non-voting preferred stock of First Washington Management, Inc. ("FWM" or "Management Company") and is entitled to 99% of the cash flow from FWM. FWM provides management, leasing and related services for the Retail Properties and to third-party clients, including individual, institutional and corporate property owners.

2.   Summary of Significant Accounting Policies

     Basis of Presentation

     The unaudited interim consolidated financial statements of the Company are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q and should be read in conjunction with the financial statements and the notes thereto of the Company's 1999 Annual Report to Stockholders. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------




3.   Acquisition of Rental Properties

     There were no acquisitions during the first three months of 2000. During the first three months of 1999, the Company acquired one shopping center for an aggregate cost of approximately $15,184.

     The following unaudited pro forma results of operations are presented as if the acquisitions and sales of the rental properties that occurred during the first three months of 1999 had occurred on January 1, 1999. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

                                                   For the three months ended
                                                            March 31,
                                                    ------------------------
                                                          (unaudited)
                                                                        1999
                                                                        ----

         Pro forma total revenues                                   $ 21,125
                                                                    ========
         Pro forma net income                                       $  2,457
                                                                    ========
         Pro forma earnings per Common Share - Basic                $   0.29
                                                                    ========
         Pro forma earnings per Common Share - Diluted              $   0.28
                                                                    ========

4.   Mortgage Debt

         In January 2000 the Company obtained financing from Principal Life Insurance Company ("Principal") for three separate loans totaling $12,325. The loans are summarized as follows:

                                     Collateral Properties            Amount
                                     ---------------------            ------

                                        Cudahy Center               $  2,215
                                        Racine Centre                  4,585
                                        Whitnall Square                5,525
                                                                    --------
                                                                    $ 12,325

     The loans bear interest at 7.8%, are amortized over 30 years and mature in 10 years. The loans are not cross-collateralized and allow for the assumption of each individual loan to a qualified buyer upon sale of the property by the Company. The all-in weighted average interest rate of the loans will be 7.91% including the amortization of financing costs. $12,000 of the loan proceeds were used to pay down the Company's Line of Credit.

5.   Preferred Stock

     Effective June 1, 1999, shares of Convertible Preferred Stock became convertible into 1.282051 shares of Common Stock. For the three months ended March 31, 2000, 19,897 shares of Convertible Preferred Stock were converted into 25,509 shares of Common Stock. The Company may redeem the Convertible Preferred Stock commencing July 15, 1999 at a redemption price of $27.44 per share. The redemption price reduces annually thereafter in stages to $25.00 on July 15, 2004.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

                                    ---------



6.   Share Buyback Authorization

     In December 1999, the Company's Board of Directors authorized the repurchase of the Company's Common and Preferred Shares up to 1,000,000 common equivalent shares (after taking into account the Preferred Stock conversion ratio). During the first three months of 2000, the Company repurchased 3,100 common shares and 100,400 preferred shares for an aggregate cost of $2,522. The repurchases were funded primarily from operating cash flows and borrowings under the Line of Credit.

7.   Stock and Stock Option Plans

     In January 2000, under the current Stock Option Plan the Company issued 250,000 options each to two executive officers at a strike price of $18.6875 per share. The fair value of the options issued are estimated to be $555, as of the date of the grant, using a binomial model with the following weighted-average assumptions: risk-free interest rate of 6.4%, dividend rate of 9.3%, volatility factors of the expected market price of the Company's shares of 17.5%, and a weighted average expected life of the options of 2.8.

     On January 1, 2000, two executive officers received restricted stock grants of 150,000 each in accordance with their employment agreements

8.   Summary of Noncash Investing and Financing Activities

     Significant noncash transactions for the three months ended March 31, 2000 and 1999 were as follows:

                                                       2000              1999
                                                       ----              ----

        Liabilities assumed in acquisition of
          rental properties                         $      -         $  3,045
        Common units in the Operating Partnership
          issued in connection with the payoff of
          deferred acquisition liabilities          $  1,344                -
        Increase (decrease) in minority
          interest's ownership of the
          Operating Partnership                     $   (690)        $    104
        Accrued compensation paid through the
            issuance of Common Stock                $  1,032         $  1,116

9.   Business Segments

     The Company owns one property type only (i.e. neighborhood shopping centers). Resource allocation, determination of compensation packages and financial analysis are performed by the Company's management for each segment. The Company measures performance of the segments based on total revenues less property operating and maintenance expenses, as detailed in the following table:

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------


                                          Retail
                                      Properties      FWM    Other (1)   Total
                                      ----------      ---    ---------   -----

Three months ended March 31, 2000:

Revenues                              $  23,732    $ 1,881  ($ 1,622)  $  23,991
Operating and maintenance expenses        6,070      1,983    (1,983)      6,070
                                     ----------    -------   --------  ---------
Income (loss) from operations         $  17,662   ($   102)  $    361  $  17,921
                                     ==========    ========  ========  =========
Commercial real estate property
 expenditures                         $   1,260    $     -   $      -  $   1,260
                                     ==========    =======   ========  =========
Segment assets at March 31, 2000      $ 584,480    $     -   $      -  $ 584,480
                                     ==========    =======   ========  =========

Three months ended March 31, 1999:

Revenues                              $ 20,806     $ 1,810  ($ 1,491)  $  21,125
Operating and maintenance expenses       5,205       1,725    (1,725)      5,205
                                     ---------     -------  ---------  ---------
Income from operations                $ 15,601     $    85   $    234  $  15,920
                                     =========     =======  =========  =========

Commercial real estate property
 expenditures                         $ 17,404     $     -   $      -  $  17,404
                                     =========     =======   ========  =========
Segment assets at March 31, 1999      $548,912     $     -   $      -  $ 548,912
                                     =========     =======   ========  =========


     The following table reconciles income from operations for reportable segments to net income as reported in the Consolidated Statements of Operations.

                                                           Three months ended
                                                                March 31,
                                                           ==================

                                                     2000                1999
                                                     ----                ----

Income from operations for reportable segments   $ 17,921            $ 15,920
General and administrative expenses                (1,216)             (1,095)
Interest expense                                   (5,821)             (5,525)
Depreciation and amortization                      (4,624)             (4,212)
Income allocated to minority interest              (1,631)             (1,306)
Distributions to Preferred Stockholders            (1,367)             (1,410)
Income (loss) from Management Company                (102)                 85
                                                 --------            --------

Net income allocated to Common Stockholders      $  3,160            $  2,457
                                                 ========            ========

(1) Represents the adjustment for straight-lining of rents and reflecting the net income from FWM using the equity method of accounting.

10.  Subsequent Events

     On April 14, 2000, the Board of Directors declared a distribution of $0.4875 and $0.6094 per share of Common Stock and Preferred Stock, respectively, to shareholders of record as of May 1, 2000, payable on May 15, 2000.

     During May 2000, the Company executed loan commitment letters for the refinancing of the two mortgage loans maturing in July 2000. The two loans have an aggregate balance of approximately $16,900 and are collateralized by Festival at Woodholme and Stonebrook Shopping Centers. The estimated loan proceeds are approximately $20,200. The Company executed rate lock agreements with the lenders which fix the rate at 8.6% over the terms of the respective loans. The loans will probably close during June 2000. Simultaneously with executing the rate lock agreements, the Company sold its $24,000 forward interest rate swap contract for $1,640. The Company will recognize the proceeds as a reduction of interest expense over the life of the new loans. After taking into account the swap proceeds, the weighted average interest rate on the new loans is approximately 7.6%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q. Dollars are in thousands except per share data.

     Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

     For the three months ended March 31, 2000, the net income allocated to common stockholders increased by $703 or 28.6% from $2,457 to $3,160, when compared to the three months ended March 31, 1999, primarily due to increases in revenues offset by an increase in expenses, income in 1999 versus a loss in 2000 from the Management Company, and an increase in the amount of income allocated to minority interests.

     Total revenues increased by $2,866 or 13.6%, from $21,125 to $23,991, due primarily to an increase in minimum rents of $1,735, and tenant reimbursements of $1,108. The increases were primarily due to the purchase of Newark Shopping Center in August 1999, Saratoga Shopping Center in October 1999, Woodmoor Shopping Center in November 1999, and Westmont Shopping Center, Cudahy Center, Racine Centre and Whitnall Square in December 1999 (collectively the "1999 Acquisitions"). Total revenues increased by $1,943 due to the 1999 Acquisitions. This increase in total revenues was due primarily to an increase in minimum rents of $1,404 and tenant reimbursements of $463. For properties owned for all of 1999 and 2000, total revenues increased by $1,019 (4.8%). This increase was primarily due to increases in minimum rents of $329 (2.1%) and tenant reimbursements of $743 (17.7%). The increases in total revenues were offset by a decrease of $397 due to the sale of properties during 1999.

     Property operating and maintenance expense increased by $865, or 16.6%, from $5,205 to $6,070. Operating and maintenance expenses increased by $573 due to the purchase of the 1999 Acquisitions. For properties owned for all of 1999 and 2000 total operating and maintenance expense increased by $395 (7.8%) primarily due to an increase in snow removal expenses. Operating and maintenance expenses decreased $103 due to properties sold during 1999. General and administrative expenses increased by $121 or 11.1%, from $1,095 to $1,216 due primarily to increases in restricted share expense of $142.

     Interest expense increased by $296, or 5.4%, from $5,525 to $5,821, due primarily to the increase in borrowings under the Line of Credit ($14,500), an increase in new and assumed mortgage indebtedness associated with the 1999 Acquisitions ($28,585) and net refinancing proceeds ($6,183), offset by a decrease in indebtedness due to the curtailment of mortgage debt ($6,429), and the conversion of the Debentures to Preferred Stock ($25,000). The weighted average debt outstanding increased from $284.3 million in 1999 to $298.6 million in 2000, and the weighted average interest rate remained the same at 7.8%.

     Depreciation and amortization expenses increased by $412 or 9.8% from $4,212 to $4,624 primarily due to the 1999 Acquisitions.

     Income allocated to minority interests increased by $325, or 24.9%, from $1,306 to $1,631 due to an increase in net income, and an increase in the minority interests ownership of the Operating Partnership from 25.3% to 26.5%.

Liquidity and Capital Resources

Indebtedness

     As of March 31, 2000, the Company had total mortgage indebtedness of approximately $305,100. The mortgage indebtedness is collateralized by 46 of the properties. Of the Company's indebtedness, $56,000 (18.4%) is variable rate indebtedness, and $249,100 (81.6%) is at a fixed rate. The effective interest rates of the indebtedness range from 5.4% to 9.7%, with a weighted average interest rate of 7.6%, and will mature between 2000 and 2014. Approximately 27.1% of the Company's indebtedness will become due by 2001, requiring balloon payments of $16,900 in 2000, and $54,200 in 2001. From 2000 through 2014, the
Company will have to refinance an aggregate of $250,200. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

     The Company has a collateralized revolving Line of Credit of $51,000 with the Union Bank of Switzerland (UBS AG). This line is collateralized by seven properties (Kenhorst Plaza, Shoppes of Graylyn, Watkins Park Plaza, Four Mile Fork, Takoma Park, Centre Ridge Marketplace and Newtown Square). The line matures on January 31, 2001 and loans under this line will bear interest at the 30-day LIBOR rate plus one percent (1%). As of March 31, 2000, there was $40,500 outstanding under the Line of Credit. The Company currently has in place a cap on 30-day LIBOR in the notional amount of $40,500, which limits the Company's exposure to an increase in interest rates. The cap contract covers the period from April 1, 2000 through July 1, 2000. The cap counter party is required to pay to the Company any amount in excess of 6.25%, thereby limiting the Company's exposure to 30-day LIBOR to a maximum of 6.25%.

Liquidity

     The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operations and draws on the Line of Credit and the leveraging of currently unencumbered Retail Properties. The Company believes that the foregoing sources of liquidity will be sufficient to fund liquidity needs through 2001.

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

     The Company's operating results are affected by changes in interest rates on variable rate borrowings including the Company's Line of Credit facilities as well as other mortgages and notes with variable interest rates. If interest rates increased by 100 basis points, the Company's interest expense for the three months ended March 31, 2000 would have increased by $131 based on balances during the three months ending March 31, 2000. The following is a summary of the Company's long term debt as of March 31, 2000:

                   Expected Maturity Date of Balloon Payments
                   ------------------------------------------

                                2000       2001      2002       2003       2004
                                ----       ----      ----       ----       ----

FIXED RATE                   $16,933    $ 7,237   $11,843    $14,927         -
-----------

                         Total             Fair Value
                         Balloon         of Debt as of
Thereafter               Payments           3/31/00
-----------              --------        --------------

$ 146,639               $ 197,579        $  244,307



                                                                        Total
                                                                        Balloon
                         2000   2001    2002   2003   2004  Thereafter  Payments
                         ----   ----    ----   ----   ----  ----------  --------
Average Interest Rate    9.3%   7.4%    7.0%   7.2%    -       7.7%       7.6%




                                2000       2001      2002       2003       2004
                                ----       ----      ----       ----       ----
VARIABLE RATE
-------------

LIBOR-based(1):
 Potomac Plaza (LIBOR
   plus 2.25%)                                                            2,418
 Line of Credit (LIBOR
   plus 1.0%) (2)                        40,500
 Ashburn Farms (LIBOR
   plus 1.5%)                             6,443
                                ----    --------     ----       ----   --------

Total             Fair Value
Balloon         of Debt as of
Payments           3/31/00
--------        -------------

 2,418               2,418

40,500              40,500

 6,433               6,433
------              ------


                                                                        Total
                                                                        Balloon
                       2000    2001    2002    2003    2004  Thereafter Payments
                       ----    ----    ----    ----    ----  ---------- --------

Total LIBOR-based        -    46,943     -       -    2,418       -       49,361
Tax-exempt:
     Mayfair Shopping                                           3,235      3,235
       Center (3)

Total variable           -    46,943     -       -    2,418     3,235     52,596
    rate debt          ----   ------   ----    ----   -----    -------  --------

Total Debt          $16,933  $54,180 $11,843  $14,927 $2,418  $149,874  $250,175



  Fair Value
of Debt as of
   3/31/00
--------------
   49,361

    3,235

   52,596
  --------

  296,903



(1)  At March 31, 2000 the LIBOR rate was 6.13%.

(2) This schedule assumes that the Line of Credit is repaid at the maturity date.

(3) The interest rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the obligation equal to par plus accrued interest. The Company also pays a 1.5% letter of credit enhancement fee to Mellon Bank.

     Currently the Company has only one interest rate swap contract in effect. The notional amount is $24,000, the contract period is May 1, 2000 through May 2, 2005. The Company pays a fixed rate of 5.85% and receives the 30-day LIBOR rate. As of March 31, 2000, this swap contract has a fair market value of approximately $1,159. If interest rates increase by 100 basis points, the fair market value of this interest rate hedge contract as of March 31, 2000 would increase by approximately $996. If interest rates decrease by 100 basis points, the fair market value of this interest rate hedge contract as of March 31, 2000 would decrease by approximately $969. In addition, we are exposed to certain losses in the event of non- performance by the counter party under the hedge contract. We expect the counter party, which is a major financial institution, to perform fully under this contract. However, if the counter party were to default on their obligations under the interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contract.

                                     Part II

OTHER INFORMATION

Item 2.        Recent Sales of Unregistered Equity Securities

               (a)        Securities Sold

               The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company since December 31, 1999:

               Date of Sale                  Title                       Amount

               1/1/00                        Common Units                36,000
               2/1/00                        Common Units                26,409

               (b)        Underwriters and other purchasers

I. January 1, 2000 Sales. Underwriters were not retained in connection with the sale of these securities. These units were issued to the prior owner of Willston Centre, an "accredited investor", pursuant to a previously existing contractual obligation.

II. February 1, 2000 Sales. Underwriters were not retained in connection with the sale of these securities. These units were issued to the prior owner of City Avenue Shopping Center, an "accredited investor", pursuant to a previously existing contractual obligation.

               (c)        Consideration

I. January 1, 2000 Sales. These units were issued in satisfaction of a previously existing contractual obligation having a value of approximately $0.8 million. There were no underwriting discounts or commissions with respect to such securities. At the closing of the purchase of Willston Centre in November 1998, 515,084 units were issued in exchange for property having a value of $13.7 million, net of assumed liabilities.

II. February 1, 2000 Sales. These units were issued in satisfaction of a previously existing contractual obligation having a value of approximately $0.5 million. There were no underwriting discounts or commissions with respect to such securities. At the closing of the purchase of City Avenue Shopping Center in January 1997, 211,322 units were issued in exchange for property having a value of $5.4 million, net of assumed liabilities.

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

                                         FIRST WASHINGTON REALTY TRUST, INC.



Date:          May 12, 2000                   /s/   James G. Blumenthal
                                         ---------------------------------
                                         By: James G. Blumenthal
                                             Executive Vice President and
                                             Chief Financial Officer