Form 10-Q
period 2000-06-30
FIRST WASHINGTON REALTY TRUST INC
filed 2000-08-10
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the period ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Common Stock, $.01 par value, outstanding as of August 8, 2000:

                        10,382,293 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX

Part I:         Financial Information                                     Page
------          ---------------------                                     ----

Item 1.         Consolidated Balance Sheets as of June 30, 2000
                (unaudited) and December 31, 1999                          1

                Consolidated Statements of Operations (unaudited)
                for the three months and six months ended
                June 30, 2000 and 1999                                     2

                Consolidated Statements of Cash Flows (unaudited)
                for the six months ended June 30, 2000 and 1999            3

                Notes to Unaudited Consolidated Financial Statements       4

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operation                         8

Item 3.         Qualitative and Quantitative Disclosures about
                Market Risk                                               10

Part II:        Other Information
-------         ---------------------

Item 2.         Recent Sales of Unregistered Equity Securities            11

Item 4.         Submission of Matters to a Vote of Security Holders       12

Item 6.         Exhibits and Reports on Form 8-K                          12

                Signatures                                                13

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                                   -----------

                                                      June 30      December 31,
                                                       2000            1999
                                                      -------         ------
                                                    (unaudited)

                                     ASSETS

Rental properties:
        Land                                          $119,845      $119,965
        Buildings and improvements                     495,947       495,031
                                                      --------      --------
                                                       615,792       614,996
Accumulated depreciation                               (75,327)      (67,029)
                                                      --------      --------
Rental properties, net                                 540,465       547,967

Cash and equivalents                                    12,134         4,332
Tenant receivables, net                                 15,470        11,750
Deferred financing costs, net                            6,575         5,137
Other assets                                            16,194        14,107
                                                      --------      --------

          Total assets                                $590,838      $583,293
                                                      ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Mortgage notes payable                        $308,609      $298,116
        Accounts payable and accrued expenses           14,009        12,350
                                                      --------      --------
        Total liabilities                              322,618       310,466

Minority interest                                       64,834        66,267

Commitments and contingencies

Stockholders' equity:
        Convertible preferred stock $.01 par value,
        10,000,000 shares authorized, 3,800,000 shares
          designated;
         2,030,205 and 2,359,202 issued and outstanding,
          respectively,
        liquidation value of $25.00 per share               20            24
Common stock $.01 par value, 90,000,000 shares authorized;
        10,382,293 and 9,709,670 shares issued and
          outstanding, respectively                        104            97
Additional paid-in capital                             244,858       245,054
Accumulated distributions in excess of earnings       ( 41,596)      (38,615)
                                                      --------      --------

        Total stockholders' equity                     203,386       206,560
                                                      --------      --------

        Total liabilities and stockholders' equity    $590,838      $583,293
                                                      ========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (unaudited)

                                              For three               For six
                                            months ended            months ended
                                              June 30,                June 30,
                                            ------------            ------------

                                           2000     1999         2000       1999
                                           ----     ----         ----       ----
Revenues:
        Minimum rents                   $18,097  $16,445      $35,808    $32,422
        Tenant reimbursements             4,717    4,106       10,124      8,404
        Percentage rents                    495      501          942        881
        Other income                        648      388        1,075        858
                                        -------   ------      -------    -------
        Total revenues                   23,957   21,440       47,949     42,565
                                        -------   ------      -------    -------

Expenses:
        Property operating
          and maintenance                 5,450    4,787       11,520      9,993
        General and administrative        1,117    1,068        2,334      2,162
        Interest                          5,964    5,677       11,784     11,202
        Depreciation and amortization     4,776    4,282        9,400      8,494
                                          -----    -----       ------     ------
        Total expenses                   17,307   15,814       35,038     31,851
                                         ------   ------       ------     ------

        Income before gain on sale of
          properties, loss from
          Management Company, minority
          interest, extraordinary
          item, and distributions to
          Preferred Stockholders          6,650    5,626       12,911     10,714

Gain on sale of properties                  648        -          648          -

Loss from Management Company               (357)    (315)        (459)     (230)
                                          -----    -----       ------     ------
Income before minority interest,
        extraordinary item, and
        distributions to Preferred
        Stockholders                      6,941    5,311       13,100     10,484

Income allocated to minority interest    (1,796)  (1,273)      (3,427)   (2,579)
                                         -------  -------      ------    -------

Income before extraordinary item and
        distributions to Preferred
        Stockholders                      5,145    4,038        9,673      7,905

Extraordinary item (net of minority
        interest)-
        Loss on early extinguishment
        of debt                            (117)       -         (117)         -
                                          -----    -----        -----     ------

Net income                                5,028    4,038        9,556      7,905

Distributions to preferred stockholders  (1,361)  (1,412)      (2,728)   (2,822)
                                         ------   ------       ------    -------

Net income allocated to
        Common Stockholders              $3,667   $2,626       $6,828     $5,083
                                         ======   ======       ======     ======

Earnings per Common Share  - Basic
        Income before extraordinary item $ 0.37   $ 0.30       $ 0.69     $ 0.59
        Extraordinary item                (0.01)    0.00        (0.01)      0.00
                                         ------   ------       ------     ------
        Net income                       $ 0.36   $ 0.30       $ 0.68     $ 0.59
                                         ======   ======       ======     ======
Earnings per Common Share - Diluted
        Income before extraordinary item $ 0.37   $ 0.30       $ 0.68     $ 0.58
        Extraordinary item                (0.01)    0.00        (0.01)      0.00
                                         ------   ------       ------     ------
        Net income                       $ 0.36   $ 0.30       $ 0.67     $ 0.58
                                         ======   ======       ======     ======
Weighted average shares of Common
        Stock - Basic                    10,157    8,787       10,100      8,682
        Dilutive effect of stock
          options and contingent stock       90       88           52         81
                                         ------    -----       ------      -----
Weighted average shares of
        Common Stock - Diluted           10,247    8,875       10,152      8,763
                                        =======   ======       ======      =====
        Distributions per share         $0.4875  $0.4875      $0.9750    $0.9750
                                        =======  =======      =======     ======

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (unaudited)
                                    --------

                                                          For six months ended
                                                                June 30,
                                                          --------------------

                                                          2000            1999
                                                          ====            ====

Operating Activities:
Net Income                                              $9,556          $7,905
        Adjustments to reconcile net
        income to net cash provided by
        operating activities:
        Income allocated to minority interest            3,427           2,579
        Depreciation and amortization                    9,400           8,494
    Gain on sale of rental properties                     (648)              -
    Loss on early extinguishment of debt                   117               -
    Amortization of deferred financing costs
        and loan premiums                                 (148)           (252)
    Equity in earnings of Management Company               699             470
    Compensation paid or payable in common shares          759             642
    Provision for uncollectible accounts                   227             637
    Recognition of deferred rent                          (508)           (632)
    Net changes in:
        Tenant receivables                              (3,438)             73
        Other assets                                    (3,275)            858
      Accounts payable and accrued expenses              2,713            (339)
                                                       -------         -------
        Net cash provided by operating
        activities                                      18,881          20,435
                                                       -------         -------

Investing Activities:
        Acquisition of rental properties                     -         (10,345)
        Additions to rental properties                  (2,110)         (2,804)
        Net proceeds from sale of
        rental property                                  1,351               -
                                                        ------         -------
         Net cash used in investing activities          (  759)        (13,149)
                                                        ------         -------

Financing Activities:
        Proceeds from line of credit                    54,500          19,300
        Proceeds from mortgage notes refinancings       26,125          18,822
        Proceeds from exercise of stock options              -              49
        Repayment of line of credit                    (52,500)        (23,200)
        Repayment of mortgage notes                    (16,957)         (2,131)
        Additions to deferred financing costs           (2,048)         (3,965)
        Loan prepayment penalties                          (78)              -
        Distributions paid to Preferred Stockholders    (2,728)         (2,822)
        Distributions paid to Common Stockholders       (9,809)         (8,375)
        Distributions paid to minority interest         (4,303)         (4,082)
        Repurchase of Preferred and Common Shares       (2,522)              -
                                                        -------        -------
        Net cash used in financing activities          (10,320)         (6,404)
                                                        -------        -------

Net increase in cash and equivalents                     7,802             882
Cash and equivalents, beginning of period                4,332           3,163
                                                        -------        -------
Cash and equivalents, end of period                    $12,134          $4,045
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------




1.       Business

         General

                  First Washington Realty Trust, Inc. (the "Company") is a fully integrated real estate organization with expertise in acquisitions, property management, leasing, renovation and development of principally supermarket- anchored neighborhood shopping centers that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") . The Company owns a portfolio of 61 retail properties (the "Retail Properties") containing a total of approximately 6.7 million square feet of gross leasable area ("GLA") located in the Mid-Atlantic region and the Chicago, Illinois and Milwaukee, Wisconsin metropolitan areas.

                  The Company currently owns approximately 74.2% of the partnership interests in First Washington Realty Limited Partnership (the "Operating Partnership"). All of the Company's operations are conducted through the Operating Partnership. The Operating Partnership owns 42 Properties directly and 19 Properties are owned by lower tier entities in which the Operating Partnership either owns a 100% or a 99% interest and the Company (or a wholly-owned subsidiary of the Company) owns a 1% interest.

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

3.       Acquisition and disposition of Rental Properties

         There were no  acquisitions  during  the first six  months of 2000.  In
July, 2000 the Company acquired Goshen Plaza for an aggregate cost of approximately $4,300. During the first six months of 1999, the Company acquired one shopping center for an aggregate cost of approximately $15,184. The Company sold one property during the first six months of 2000 for $1,485. Net proceeds of $1,351 were used to purchase Goshen Plaza in July 2000 in a tax-free exchange. A gain on sale of property was recognized in the amount of $648.

                  The following unaudited pro forma results of operations are presented as if the acquisitions and sales of the rental properties that occurred during the first six months of 2000 and 1999 had occurred on January 1 of the period presented. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

                                                       For the six months ended
                                                               June 30,
                                                       ------------------------
                                                       2000                1999
                                                       ----                ----
         Pro forma total revenues                   $47,854             $42,565
                                                    =======            ========
         Pro forma net income                       $ 6,793             $ 5,083
                                                    =======            ========
         Pro forma earnings per Common Share
                 - Basic                            $  0.67             $  0.59
                                                    =======             =======
         Pro forma earnings per Common Share
                 - Diluted                          $  0.67             $  0.58
                                                    =======             =======

4.       Mortgage Debt

         During the six months ended June 30, 2000 the Company closed on the following loans:

                                                                         All in
Collateral Properties               Date             Amount                Rate
---------------------               ----             ------                ----

Cudahy Center                       1/00             $ 2,215              7.94%
Racine Centre                       1/00             $ 4,585              7.89%
Whitnall Square                     1/00             $ 5,525              7.89%
Festival at Woodholme               6/00             $13,800              7.75%

                  Amortization
Term                    Period
----              ------------
10 years             30 years
10 years             30 years
10 years             30 years
10 years             30 years

         On May 19, 2000 the Company closed on a line of credit facility with First Union National Bank ("FUNB"). This line is collateralized by thirteen properties (Brafferton Center, Bryans Road, Kamp Washington, Kenhorst Plaza, Newtown Square, Riverside Square, Shoppes of Graylyn, Spring Valley, Takoma Park, The Village, Watkins Park Plaza, Willston Center I and Woodmoor Shopping Center). The line matures on May 19, 2003 and loans under this line will bear interest at the 30-day LIBOR rate plus 1.35% or 1.50% depending on certain financial ratios. As of June 30, 2000, there was $46,000 outstanding under the Line of Credit. This line of credit replaces the UBS AG line of credit which was due to mature in January 2001. An extraordinary loss of $117 was recognized due to the early extinguishment of the UBS AG line of credit.

         The Company currently has in place a cap on 30-day LIBOR in the notional amount of $46,000, which limits the Company's exposure to an increase in interest rates. The cap contract covers the period from July 19, 2000 through January 19, 2001. The cap counter party is required to pay to the Company any amount in excess of 6.5%, thereby limiting the Company's exposure to 30-day LIBOR to a maximum of 6.5%.

         In May 2000, simultaneously with the execution of rate lock agreements with the lenders of Festival at Woodholme and Stonebrook Plaza (see subsequent events) the Company sold its $24,000 forward interest rate swap contract for $1,640. These proceeds will be amortized over the life of the new loans and will be recorded as a reduction of interest expense.

5.       Preferred Stock

         Effective June 1, 1999, shares of Convertible Preferred Stock became convertible into 1.282051 shares of Common Stock. During the six months ended June 30, 2000, 228,597 shares of Convertible Preferred Stock were converted into 293,073 shares of Common Stock. Commencing July 15, 1999 the Company may redeem the Convertible Preferred Stock. The current redemption price is $26.95 and reduces annually in stages to $25.00 on July 15, 2004.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

                                    ---------



6.       Share Buyback Authorization

         In December 1999, the Company's Board of Directors authorized the repurchase of the Company's Common and Preferred Shares up to 1,000,000 common equivalent shares (after taking into account the Preferred Stock conversion ratio). The Company has repurchased 29,900 common shares and 219,646 preferred shares for an aggregate cost of $5,857. The repurchases were funded primarily from operating cash flows and borrowings under the Line of Credit.

7.       Stock and Stock Option Plans

         In January 2000, under the current Stock Option Plan the Company issued 250,000 options each to two executive officers at a strike price of $18.6875 per share. The fair value of the options issued are estimated to be $555, as of the date of the grant, using a binomial model with the following weighted-average assumptions: risk-free interest rate of 6.4%, dividend rate of 9.3 %, volatility factors of the expected market price of the Company's shares of 17.5%, and a weighted average expected life of the options of 2.8 years.

         On January 1, 2000, two executive officers received restricted stock grants of 150,000 each in accordance with their employment agreements. In March 2000 these officers also received stock grants of 12,500 shares each in accordance with their employment agreements.

8.       Summary of Noncash Investing and Financing Activities

         Significant noncash transactions for the six months ended June, 2000 and 1999 were as follows:

                                                              2000          1999
                                                              ----          ----

Liabilities assumed in acquisition of rental properties     $    -       $ 3,045
Common units in the Operating Partnership issued
        in connection with the payoff of deferred
        acquisition liabilities                             $1,344       $     -
Increase (decrease) in minority interest's ownership of
        the Operating Partnership                          ($  517)      $ 1,307
Accrued compensation paid through the issuance
        of Common Stock                                     $  467       $ 1,129
Exchange of debentures for 1,000,000 shares
        of preferred stock                                  $    -       $25,000

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)
                                    ---------


                                          Retail
                                        Properties           FWM       Other (1)
                                        ----------           ---       ---------

Six months ended June 30, 2000:

Revenues                                 $ 47,441            $3,459    ($ 2,951)
Operating and maintenance expenses         11,520             3,918    (  3,918)
                                         --------            ------    ---------
Income (loss) from operations            $ 35,921           ($  459)    $   967
                                         ========            ======    =========
Commercial real estate property
 expenditures                            $  2,110            $   -      $   -
                                         ========            ======    =========
Segment assets at June 30, 2000          $590,838                -      $   -
                                         ========            ======    =========


  Total
  =====

$ 47,949
  11,520
--------
$ 36,429
========

   2,110
--------
 590,838
========




Six months ended June 30, 1999:


Revenues                                 $ 41,933            $3,446    ($ 2,814)
Operating and maintenance expenses          9,993             3,676    (  3,676)
                                          -------            ------    ---------
Income from operations                   $ 31,940           ($ 230)    $    862
                                          =======           =======    ========

Commercial real estate property
 expenditures                            $ 18,009            $  -      $     -
                                         ========           =======    =========
Segment assets at June 30, 1999          $543,488            $  -      $     -
                                         ========           =======    =========


  Total
  =====

$ 18,009
--------
 543,488
========


                                          Retail
                                        Properties           FWM       Other (1)
                                        ----------           ---       ---------

Three months ended June 30, 2000:

Revenues                                 $ 23,708         $ 1,578      ($ 1,329)
Operating and maintenance expenses          5,450           1,935        (1,935)
                                         --------         -------       --------
Income (loss) from operations            $ 18,258        ($   357)      $    606
                                         ========         =======      =========
Commercial real estate property
 expenditures                            $    850         $  -          $   -
                                         ========         =======     ==========

 Total
======

$23,957
  5,450
-------
 18,507
=======

$   850
=======


                                          Retail
                                        Properties           FWM       Other (1)
                                        ----------           ---       ---------

Three months ended June 30, 1999:

Revenues                                 $ 21,127         $1,636       ($ 1,323)
Operating and maintenance expenses          4,787          1,951       (  1,951)
                                         --------        -------       ---------
Income from operations                   $ 16,340         ($ 315)       $   628
                                         ========        ========      =========

Commercial real estate property
 expenditures                            $    605         $   -         $   -
                                         ========       =========      =========


 Total
======

$21,440
  4,787
-------
$16,653
=======

$   605
=======



         The following table reconciles income from operations for reportable segments to net income as reported in the Consolidated Statements of Operations.

                                                          Three months ended
                                                        ------------------------
                                                                June 30,
                                                     ---------------------------

                                                     2000                  1999
                                                     ----                  ----

Income from operations for reportable segments     $18,507               $16,653
General and administrative expenses                 (1,117)              (1,068)
Interest expense                                    (5,964)              (5,677)
Depreciation and amortization                       (4,776)              (4,282)
Income allocated to minority interest               (1,796)              (1,273)
Distributions to Preferred Stockholders             (1,361)              (1,412)
Loss from Management Company                        (  357)             (   315)
Gain on sale of properties                             648                   -
                                                   --------          -----------
Income before extraordinary items                  $  3,784               $2,626
                                                   ========               ======

          Six months ended
          ----------------
              June 30,
          ----------------

     2000              1999
     ----              ----
  $36,429            $32,572
  ( 2,334)            (2,162)
  (11,784)           (11,202)
  ( 9,400)            (8,494)
  ( 3,427)            (2,579)
  ( 2,728)            (2,822)
  (   459)            (  230)
      648                 -
  -------               -----
  $ 6,945              $5,083
  =======              ======


(1) Represents the adjustment for straight-lining of rents and reflecting the net income from FWM using the equity method of accounting.

10.  Subsequent Events

     On July 14, 2000, the Board of Directors declared a distribution of $0.4875 and $0.6094 per share of Common Stock and Preferred Stock, respectively, to shareholders of record as of August 1, 2000, payable on August 15, 2000.

     On July 27, 2000, the Company refinanced the mortgage loan collateralized by Stonebrook Plaza. The new loan is in the amount of $6,400; matures in 5 years and has an all in interest rate of 7.3% including the amortization of interest rate swap contract proceeds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q. Dollars are in thousands except per share data.

     Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

     For the three months ended June 30, 2000, the net income allocated to common stockholders increased by $1,041 or 39.7% from $2,626 to $3,667, when compared to the three months ended June 30, 1999, primarily due to increases in revenues offset by an increase in expenses, and an increase in the amount of income allocated to minority interests.

     Total revenues increased by $2,517 or 11.7% from $21,440 to $23,957, due primarily to an increase in minimum rents of $1,652, and tenant reimbursements of $611. The increases were primarily due to the purchase of Newark Shopping
Center in August 1999, Saratoga Shopping Center in October 1999, Woodmoor Shopping Center in November 1999, and Westmont Shopping Center, Cudahy Center, Racine Centre and Whitnall Square in December 1999 (collectively the "1999 Acquisitions"). Total revenues increased by $1,905 due to the 1999 Acquisitions. This increase in total revenues was due primarily to an increase in minimum rents of $1,370 and tenant reimbursements of $407. For properties owned for all of 1999 and 2000, total revenues increased by $623 (3.0%). This increase was primarily due to increases in minimum rents of $529 (3.4%) and tenant reimbursements of $285 (7.1%). The increases in total revenues were offset by a decrease of $376 due to the sale of properties during 1999.

     Property operating and maintenance expense increased by $663 or 13.9% from $4,787 to $5,450. Operating and maintenance expenses increased by $482 due to the purchase of the 1999 Acquisitions. For properties owned for all of 1999 and 2000 total operating and maintenance expense increased by $272 (5.8%) due to an overall increase in operating expenses. Operating and maintenance expenses decreased by $91 due to properties sold during 1999. General and administrative expenses increased by $49 or 4.6%, from $1,068 to $1,117 due primarily to increases in payroll expenses.

     Interest expense increased by $287, or 5.1% from $5,677 to $5,964, due primarily to the associated increased line of credit borrowings and mortgage indebtedness associated with the 1999 Acquisitions. The weighted average debt outstanding increased from $287.2 million in 1999 to $302.2 million in 2000, and the weighted average interest rate remained the same at 7.9%.

     Depreciation and amortization expenses increased by $494 or 11.5% from $4,282 to $4,776 primarily due to the 1999 Acquisitions.

     Income allocated to minority interests by $523, or 41.1% , from $1,273 to $1,796 due to an increase in net income, and an increase in the minority interests ownership of the Operating Partnership from 23.9% to 25.9%.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

     For the six months ended June 30, 2000, the net income allocated to common stockholders increased by $1,745 or 34.3% from $5,083 to $6,828 when compared to the six months ended June 30, 1999, primarily due to increases in revenues offset by an increase in expenses, and an increase in the amount of income allocated to minority interests.

     Total revenues increased by $5,384 or 12.6%, from $42,565 to $47,949, due primarily to an increase in minimum rents of $3,386, and tenant reimbursements of $1,720. The increases were primarily due to the purchase of Newark Shopping Center in August 1999, Saratoga Shopping Center in October 1999, Woodmoor Shopping Center in November 1999, and Westmont Shopping Center, Cudahy Center, Racine Centre and Whitnall Square in December 1999 (collectively the "1999 Acquisitions"). Total revenues increased by $3,848 due to the 1999 Acquisitions. This increase in total revenues was due primarily to an increase in minimum rents of $2,774 and tenant reimbursements of $871. For properties owned for all of 1999 and 2000, total revenues increased by $1,575 (3.8%). This increase was primarily due to increases in minimum rents of $770 (2.4%) and tenant reimbursements of $1,019 (12.4%). The increases in total revenues were offset by a decrease of $764 due to the sale of properties during 1999.

     Property operating and maintenance expense increased by $1,527, or 15.3%, from $9,993 to $11,520. Operating and maintenance expenses increased by $1,055 due to the purchase of the 1999 Acquisitions. For properties owned for all of 1999 and 2000 total operating and maintenance expense increased by $658 (6.7%) primarily due to an increase in snow removal expenses. Operating and maintenance expenses decreased by $186 due to properties sold during 1999. General and administrative expenses increased by $172 or 8.0%, from $2,162 to $2,334 due primarily to increases in payroll expenses.

     Interest expense increased by $582, or 5.2%, from $11,202 to $11,784, due primarily to the increase in borrowings under the Line of Credit ($40,700) and an increase in new and assumed mortgage indebtedness associated with the 1999 Acquisitions ($28,501) and net refinancing proceeds ($2,619), offset by a decrease in indebtedness due to the curtailment of mortgage debt ($22,326). The weighted average debt outstanding increased from $282.7 million in 1999 to $302.1 million in 2000, and the weighted average interest rate decreased from 7.9% to 7.8%.

     Depreciation and amortization expenses increased by $906 or 10.7% from $8,494 to $9,400 primarily due to the 1999 Acquisitions.

     Income allocated to minority interests increased by $848, or 32.9%, from $2,579 to $3,427 due to an increase in net income, and an increase in the minority interests ownership of the Operating Partnership from 24.6% to 26.2%.

Liquidity and Capital Resources

Indebtedness

     As of June 30, 2000, the Company had total mortgage indebtedness of approximately $308,600. The mortgage indebtedness is collateralized by 48 of the properties. Of the Company's indebtedness, $61,464 (19.9%) is variable rate indebtedness, and $247,145 (80.1%) is at a fixed rate. The effective interest rates of the indebtedness range from 7.0% to 8.9%, with a weighted average interest rate of 7.8%, and will mature between 2000 and 2014. Approximately 9.5% of the Company's indebtedness will become due by 2001, requiring balloon payments of $5,695 in 2000, and $13,680 in 2001. From 2000 through 2014, the
Company will have to refinance an aggregate of $256,765. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

     The Company has a collateralized revolving Line of Credit of $100,000 with the First Union National Bank. This line is collateralized by thirteen properties (Brafferton Center, Bryans Road, Kamp Washington, Kenhorst Plaza, Newtown Square, Riverside Square, Shoppes of Graylyn, Spring Valley, Takoma Park, The Village, Watkins Park Plaza, Willston Center I, Woodmoor Shopping Center). The line matures on May 19, 2003 and loans under this line will bear interest at the 30-day LIBOR rate plus 1.35% or 1.50% depending on certain financial ratios. As of June 30, 2000, there was $46,000 outstanding under the Line of Credit. This line of credit replaces the UBS AG line of credit which was due to mature in January 2001. An extraordinary loss of $117 was recognized due to the early extinguishment of the UBS AG line of credit.

      The Company currently has in place a cap on 30-day LIBOR in the notional amount of $46,000, which limits the Company's exposure to an increase in interest rates. The cap contract covers the period from July 19, 2000 through January 19, 2001. The cap counter party is required to pay to the Company any amount in excess of 6.5%, thereby limiting the Company's exposure to 30-day LIBOR to a maximum of 6.5%.

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

     The Company's operating results are affected by changes in interest rates on variable rate borrowings including the Company's Line of Credit facilities as well as other mortgages and notes with variable interest rates. If interest rates increased by 100 basis points, the Company's interest expense for the six months ended June 30, 2000 would have increased by $276 based on balances during the six months ending June 30, 2000. The following is a summary of the Company's long term debt as of June 30, 2000:

                   Expected Maturity Date of Balloon Payments

                                          2000       2001      2002       2003
                                       --------    -------   ------     --------

FIXED RATE                              $5,695     $7,237     $9,031   $14,927
-----------

Average Interest Rate                     8.5%       7.8%       7.0%     7.2%

VARIABLE RATE

LIBOR-based(1):
     Potomac Plaza (LIBOR  plus 2.25%)
     Line of Credit (LIBOR
           plus 1.35%) (2)                                              46,000
     Ashburn Farms (LIBOR
        plus 1.5%)                                  6,443
                                       --------   --------   --------  --------

Total LIBOR-based                          -        6,443        -      46,000
Tax-exempt:
     Mayfair Shopping
       Center (3)

                                       --------   --------   --------  --------

Total variable rate debt                   -        6,443        -      46,000
                                       --------   --------   --------  --------

Total Debt                              $5,695    $13,680     $9,031   $60,927
                                       ========   ========   ========  ========


                                Total           Fair Value
                                Balloon         of Debt as of
   2004         Thereafter      Payments        6/30/00
 ---------      ----------      --------        -------------

     -          $  161,779      $198,669           $ 235,076


                    7.7%




 2,418                             2,418               2,418

                                  46,000              46,000

                                   6,443               6,443
----------      -----------     ---------       -------------

   2,418             -            54,861              54,861


                    3,235          3,235               3,235

----------      ----------      --------         -----------

   2,418            3,235         58,096              58,096
----------      ----------      --------         -----------

  $2,418         $165,014       $256,765            $293,172
==========      ==========      ========         ===========



(1)  At June 30, 2000 the LIBOR rate was 6.5%.

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

OTHER INFORMATION

Item 2.        Recent Sales of Unregistered Equity Securities

               None

Item 4.        Submission of matters to a vote of security holders

               On May 12,  2000  the  Company  held  its  annual  meeting  of shareholders. The matters on which the shareholders voted, in person or by proxy, were (i) for the election of two nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualify (ii) the ratification of the appointment of
PricewaterhouseCoopers as the Company's independent auditors and (iii) amendements to the Company's Stock Option Plan. The two nominees were elected, and the ratification of the appointment of the independent auditors and amendment of the Stock Option Plan were approved. The results of the voting are shown below:

Election of Directors:
                                                                    Votes Cast

Director                            Votes Cast For          Against or Withheld
--------                            --------------          -------------------
Stuart D. Halpert                   9,365,819                            61,734
Heywood Wilansky                    9,365,819                            61,734

Ratification of Appointment of Independent Auditors:

                                                                      Votes Cast
                                    Votes Cast For           Against or Withheld
                                    ==============           ===================

                                      9,379,646                       47,907

Amendment of the Stock Option Plan

                                                                      Votes Cast
                                    Votes Cast For           Against or Withheld
                                    ==============           ===================
                                      8,846,112                      581,441

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits

               10.1       New line of Credit Agreement
               10.2       Amendment to Stock Option Plan

               27 Financial Data Schedule

(b)            Reports on Form 8-K.


               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST WASHINGTON REALTY TRUST, INC.





Date: August 8, 2000                    /s/   James G. Blumenthal
                                        ---------------------------------
                                        By:   James G. Blumenthal
                                              Executive Vice President and
                                              Chief Financial Officer