Form 10-Q
period 2000-09-30
FIRST WASHINGTON REALTY TRUST INC
filed 2000-11-14
CIK 926861

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the period ended September 30, 2000


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [ ]


        Common Stock, $.01 par value, outstanding as of November 14, 2000

                        10,643,862 Shares of Common Stock

                       FIRST WASHINGTON REALTY TRUST, INC.
                                    FORM 10-Q

                                      INDEX



Part I:  Financial Information                                                    Page

Item 1.  Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
              December 31, 1999 ................................................    1

         Consolidated Statements of Operations (unaudited) for the three months
              and nine months ended September 30, 2000 and 1999 ................    2

         Consolidated Statements of Cash Flows (unaudited) for the nine months
              ended September 30, 2000 and 1999 ................................    3

         Notes to Unaudited Consolidated Financial Statements ..................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operation .....................................................   10

Item 3   Quali1tive and Quantitative Disclosures about Market Risk

Part II:  Other Information


Item 2.  Recent Sales of Unregistered Equity Securities ........................   13

Item 4.  Submission of Matters to a Vote of Security Holders ...................   13

Item 6.  Exhibits and Reports on Form 8-K ......................................   14

Signatures .....................................................................   15

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                                   -----------

                                                      September 30, December 31,
                                                         2000          1999
                                                         ----          ----
                                                      (unaudited)
             ASSETS

Rental properties:
  Land ..............................................  $ 120,684    $ 119,965
  Buildings and improvements ........................    500,656      495,031
                                                       ---------    ---------
                                                         621,340      614,996
Accumulated depreciation ............................    (79,751)     (67,029)
                                                       ---------    ---------
Rental properties, net ..............................    541,589      547,967

Cash and equivalents ................................      6,698        4,332
Tenant receivables, net .............................     16,232       11,750
Deferred financing costs, net .......................      6,395        5,137
Other assets ........................................     17,634       14,107
                                                       ---------    ---------

          Total assets ..............................  $ 588,548    $ 583,293
                                                       =========    =========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable ............................  $ 309,748    $ 298,116
  Accounts payable and accrued expenses .............     14,362       12,350
                                                       ---------    ---------
          Total liabilities .........................    324,110      310,466

Minority interest ...................................     64,143       66,267

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock $.01 par value,
    10,000,000 shares authorized, 3,800,000 shares
    designated; 1,960,604 and 2,359,202 issued
    and outstanding, respectively, liquidation
    value of $25.00 per share .......................         20           24
  Common stock $.01 par value, 90,000,000 shares
    authorized; 10,472,525 and 9,709,670 shares
    issued and outstanding, respectively ............        105           97
  Additional paid-in capital ........................    244,445      245,054
  Accumulated distributions in excess of earnings ...    (44,275)     (38,615)
                                                       ---------    ---------

          Total stockholders' equity ................    200,295      206,560
                                                       ---------    ---------

          Total liabilities and stockholders' equity   $ 588,548    $ 583,293
                                                       =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           For three months ended   For nine months ended
                                                                September 30,           September 30,
                                                            --------------------    --------------------
                                                               2000        1999        2000        1999
                                                               ----        ----        ----        ----
Revenues:
  Minimum rents .........................................   $ 17,988    $ 16,765    $ 53,796    $ 49,187
  Tenant reimbursements .................................      4,315       3,828      14,439      12,232
  Percentage rents ......................................        527         435       1,469       1,317
  Other income ..........................................      1,343         594       2,417       1,452
                                                            --------    --------    --------    --------
  Total revenues ........................................     24,173      21,622      72,121      64,188
                                                            --------    --------    --------    --------

Expenses:
  Property operating and maintenance ....................      5,297       4,676      16,817      14,669
  General and administrative ............................      1,093       1,004       3,426       3,168
  Disposition and merger costs ..........................      2,097          --       2,097          --
  Interest ..............................................      5,980       4,864      17,765      16,066
  Depreciation and amortization .........................      4,694       4,288      14,094      12,781
                                                            --------    --------    --------    --------
         Total expenses .................................     19,161      14,832      54,199      46,684
                                                            --------    --------    --------    --------
  Income before gain on sale of properties, loss from
     Management Company, minority interest, extraordinary
     item, and distributions to Preferred Stockholders ..      5,012       6,790      17,922      17,504
  Gain on sale of properties ............................         --          --         648          --

  Loss from Management Company ..........................       (351)       (444)       (810)       (674)
                                                            --------    --------    --------    --------
  Income before minority interest, extraordinary
   item, and distributions to Preferred Stockholders ....      4,661       6,346      17,760      16,830

  Income allocated to minority interest .................     (1,040)     (1,512)     (4,467)     (4,091)
                                                            --------    --------    --------    --------
  Income before extraordinary item and distributions
   to Preferred Stockholders ............................      3,621       4,834      13,293      12,739

  Extraordinary item (net of minority interest)-
    Loss on early extinguishment of debt ................         --          --        (117)         --
                                                            --------    --------    --------    --------

  Net income ............................................      3,621       4,834      13,176      12,739

  Distributions to Preferred Stockholders ...............     (1,230)     (1,658)     (3,958)     (4,480)
                                                            --------    --------    --------    --------

  Net income allocated to Common Stockholders ...........   $  2,391    $  3,176    $  9,218    $  8,259
                                                            ========    ========    ========    ========
  Earnings per Common Share  - Basic
    Income before extraordinary item ....................   $   0.23    $   0.34    $   0.91    $   0.93
    Extraordinary item ..................................       0.00        0.00       (0.01)       0.00
                                                            --------    --------    --------    --------
    Net income ..........................................   $   0.23    $   0.34    $   0.90    $   0.93
                                                            ========    ========    ========    ========
  Earnings per Common Share - Diluted
    Income before extraordinary item ....................   $   0.23    $   0.33    $   0.91    $   0.91
    Extraordinary item ..................................       0.00        0.00        (.01)       0.00
                                                            --------    --------    --------    --------
    Net income ..........................................   $   0.23    $   0.33    $   0.90    $   0.91
                                                            ========    ========    ========    ========
     Weighted average shares of Common Stock - Basic ....     10,415       9,411      10,212       8,928
   Dilutive effect of stock options and contingent stock          85         118          62         108
                                                            --------    --------    --------    --------
    Weighted average shares of Common Stock - Diluted ...     10,500       9,529      10,274       9,036
                                                            ========    ========    ========    ========

     Distributions per share ............................   $ 0.4875    $ 0.4875    $ 1.4625    $ 1.4625
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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)
                                   (unaudited)
                                    --------

                                                        For nine months ended
                                                            September 30,
                                                        ------------------------
                                                           2000          1999
                                                           ----          ----

Operating Activities:
 Net income ........................................     $ 13,176      $ 12,739
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Income allocated to minority interest ..........        4,467         4,091
    Depreciation and amortization ..................       14,094        12,781
    Gain on sale of rental properties ..............         (648)           --
    Loss on early extinguishment of debt ...........          117            --
    Amortization of deferred financing costs
     and loan premiums .............................         (153)         (402)
    Equity in earnings of Management Company .......        1,170         1,034
    Compensation paid or payable in common
     shares ........................................          990           936
    Provision for uncollectible accounts ...........          466           657
    Recognition of deferred rent ...................         (789)         (922)
    Net changes in:
      Tenant receivables ...........................       (4,159)       (1,007)
      Other assets .................................       (5,530)       (2,385)
      Accounts payable and accrued expenses ........        2,835           205
                                                         --------      --------
         Net cash provided by operating
          activities ...............................       26,036        27,727
                                                         --------      --------

Investing Activities:
 Acquisition of rental properties ..................       (4,222)      (10,797)
 Additions to rental properties ....................       (3,436)       (4,136)
 Net proceeds from sale of rental property .........        1,351            --
                                                         --------      --------
         Net cash used in investing
          activities ...............................       (6,307)      (14,933)
                                                         --------      --------

Financing Activities:
  Proceeds from line of credit .....................       56,500        27,000
  Proceeds from mortgage notes refinancings ........       26,873        18,822
  Repayment of line of credit ......................      (52,500)      (23,200)
  Repayment of mortgage notes ......................      (18,283)       (7,414)
  Additions to deferred financing costs ............       (2,146)       (4,030)
  Proceeds from exercise of stock options ..........           21            62
  Distributions paid to Preferred Stockholders .....       (3,958)       (4,480)
  Distributions paid to Common Stockholders ........      (14,878)      (12,960)
  Distributions paid to minority interest ..........       (6,470)       (6,128)
  Repurchase of Preferred and Common Shares ........       (2,522)           --
                                                         --------      --------
         Net cash used in financing activities .....      (17,363)      (12,328)
                                                         --------      --------

  Net increase in cash and equivalents .............        2,366           466
  Cash and equivalents, beginning of period ........        4,332         3,163
                                                         --------      --------
  Cash and equivalents, end of period ..............     $  6,698      $  3,629
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

2. Summary of Significant Accounting Policies

Basis of Presentation

         The unaudited interim consolidated financial statements of the Company are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q and should be read in conjunction with the financial statements and the notes thereto of the Company's 1999 Annual Report to Stockholders. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)


3. Pending Sale of the Company

         On September 27, 2000, the Company and U.S. Retail Partners, LLC ("USRP"), along with certain affiliates of the Company and USRP entered into a Master Agreement, Agreement and Plan of Merger, Real Estate Purchase Agreement and Limited Partnership Interest Purchase and Sale Agreement (collectively, the "Agreements") whereby the Company will sell substantially all of its assets to, and merge with and into, certain affiliates of USRP. Management estimates that the net proceeds of the transactions will yield to the shareholders as a liquidation distribution, approximately $26.00 per share of common stock in cash (and approximately $33.33 per share of preferred stock in cash). The ultimate amount of the distribution value is subject to a variety of closing adjustments and expenses related to the transaction.

         The transactions contemplated by the Agreements are subject to various customary closing conditions, including obtaining the approval of the Company's stockholders and the partners of the Operating Partnership. It is expected that the transaction will close in January 2001.

         As of September 30, 2000, the Company has incurred approximately $2,097 in legal, advisory and other expenses relating to this transaction and has reflected these costs as disposition and merger costs in the Consolidated Statements of Operations.

4. Acquisition and Disposition of Rental Properties

         During the first nine months of 2000, the Company acquired Goshen Plaza for an aggregate cost of approximately $4,300. The Company sold one property during the first nine months of 2000 for $1,485. Net proceeds of $1,351 were used to purchase Goshen Plaza in July 2000 in a Section 1031 tax-free exchange. A gain on sale of property was recognized in the amount of $648.

         During the first nine months of 1999, the Company acquired two shopping centers for an aggregate acquisition cost of approximately $27,349. The acquisitions were accounted for using the purchase method of accounting and the operations of the properties are included in the Company's Statement of Operations from the dates of acquisition. The following is a summary of the acquisition transactions:

Date                                                               Total           Anchor           Anchor
Acq      Property Name             Location           GLA          Cost            Tenant           (GLA)
---      -------------             --------           ---          ----            ------           -----
1/99     Kamp Washington           Fairfax, VA       71,825       $15,204       Border Books        30,000
8/99     Newark Shopping Center    Newark, DE       182,860        12,145
                                                    -------        ------
                                                    254,685       $27,349
                                                    =======       =======

The acquisitions were financed as follows:


                         Number of       Market        Assumed       Line
                         Partnership     Value         Mortgage      Of Credit
Property Name            Units           of Units      Debt (1)      Draw            Cash           Total
-------------            -----           --------      --------      ----            ----           -----
Kamp Washington               --          $   --      $ 3,045        $9,800         $2,359(2)      $15,204
Newark Shopping Center   103,795           2,309        9,364            --            472          12,145
                         -------           -----       ------        ------         ------          ------
                         103,795          $2,309      $12,409        $9,800         $2,831         $27,349
                         =======          ======       ======        ======         ======         =======

-------------

(1)  Includes loan premiums.

(2) Includes net proceeds from the sale of properties that occurred in the fourth quarter of 1998. Aproximately $1,814 of net proceeds were used to acquire Kamp Washington in a Section 1031 tax-free exchange.

The following unaudited pro forma results of operations are presented as if the acquisitions and sales of the rental properties that occurred during the first nine months of 2000 and 1999 had occurred on January 1 of the period presented. The proforma statements are provided for information purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.


                                                       For the nine months ended
                                                              September 30,
                                                       -------------------------
                                                           2000           1999
                                                           ----           ----
Pro forma total revenues ...........................     $ 72,410     $   65,205
                                                         ========     ==========
Pro forma net income ...............................     $ 13,335     $   12,912
                                                         ========     ==========
Pro forma earnings per Common Share - Basic ........     $   0.92     $     0.94
                                                         ========     ==========
Pro forma earnings per Common Share - Diluted ......     $   0.91     $     0.93
                                                         ========     ==========


5. Mortgage Debt

         During the nine months ended September 30, 2000 the Company closed on the following loans:


                                            All in          Amortization
Collateral Properties     Date     Amount    Rate    Term      Period
---------------------     ----     ------    ----    ----      ------
Cudahy Center             1/00    $ 2,215   7.94%  10 years   30 years
Racine Centre             1/00    $ 4,585   7.89%  10 years   30 years
Whitnall Square           1/00    $ 5,525   7.89%  10 years   30 years
Festival at Woodholme     6/00    $13,800   7.75%  10 years   30 years
Stonebrook Plaza          7/00    $ 6,400   8.90%   5 years   20 years


         On May 19, 2000 the Company closed on a line of credit facility with First Union National Bank ("FUNB"). This line is collateralized by thirteen properties (Brafferton Center, Bryans Road, Kamp Washington, Kenhorst Plaza, Newtown Square, Riverside Square, Shoppes of Graylyn, Spring Valley, Takoma Park, The Village, Watkins Park Plaza, Willston Center I and Woodmoor Shopping Center). The line matures on May 19, 2003, and loans under this line will bear interest at the 30-day LIBOR rate plus 1.35% or 1.50% depending on certain financial ratios. As of September 30, 2000, there was $48,000 outstanding under the Line of Credit. This line of credit replaces the UBS AG line of credit which was due to mature in January 2001. An extraordinary loss of $117 was recognized due to the early extinguishment of the UBS AG line of credit.

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

         In May 2000, simultaneously with the execution of rate lock agreements with the lenders of Festival at Woodholme and Stonebrook Plaza the Company sold its $24,000 forward interest rate swap contract for $1,640. These proceeds will be amortized over the life of the new loans and will be recorded as a reduction of interest expense.

6. Preferred Stock

         Effective June 1, 1999, shares of Convertible Preferred Stock became convertible into 1.282051 shares of Common Stock. During the nine months ended September 30, 2000, 298,198 shares of Convertible Preferred Stock were converted into 382,305 shares of Common Stock. The Company may redeem the Convertible Preferred Stock at a redemption price of $26.95 which reduces annually in stages to $25.00 on July 15, 2004.

7. Share Buyback Authorization

         In December 1999, the Company's Board of Directors authorized the repurchase of the Company's Common and Preferred Stock up to 1,000,000 common equivalent shares (after taking into account the Preferred Stock conversion ratio). Since December 1999 the Company has repurchased 29,900 common shares and 219,646 preferred shares for an aggregate cost of $5,857. The repurchases were funded primarily from operating cash flows and borrowings under the Line of Credit.

8. Stock and Stock Option Plans

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

         On January 1, 2000, two executive officers received restricted stock grants of 150,000 shares of common stock each in accordance with their employment agreements. In March, 2000, these officers also received stock grants of 12,500 shares of common stock each in accordance with their employment agreements.

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

                                    ---------

9. Summary of Noncash Investing and Financing Activities

         Significant noncash transactions for the nine months ended September 30, 2000 and 1999 were as follows:


                                                              2000         1999
                                                              ----         ----
Liabilities assumed in acquisition of
 rental properties ....................................     $    --      $12,409
Common units in the Operating Partnership
 issued in connection with the payoff of
 deferred acquisition liabilities .....................     $ 1,344      $ 2,309
Increase (decrease) in minority interest's
 ownership of the
  Operating Partnership ...............................     $   (81)     $ 1,128
Accrued compensation paid through the issuance
  of Common Stock .....................................     $   524      $ 1,258
Exchange of debentures for 1,000,000 shares
  of preferred stock ..................................     $    --      $25,000


10. Business Segments

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

              FIRST WASHINGTON REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

                                    ---------


                                          Retail
                                        Properties     FWM     Other (1)     Total
                                        ----------     ---     ---------     -----
Nine months ended September 30, 2000:
Revenues .............................   $ 71,332   $  4,609    $ (3,820)   $ 72,121
Operating and maintenance expenses ...     16,817      5,419      (5,419)     16,817
                                         --------   --------    --------    --------
Income (loss) from operations ........   $ 54,515   $   (810)   $  1,599    $ 55,304
                                         ========   ========    ========    ========
Commercial real estate property
 expenditures ........................   $  7,658   $    (--)   $     --    $  7,658
                                         ========   ========    ========    ========
Segment assets at September 30, 2000 .   $621,340   $     --    $     --    $621,340
                                         ========   ========    ========    ========

Nine months ended September 30, 1999:
Revenues .............................   $ 63,266   $  4,782    ($ 3,860)   $ 64,188
Operating and maintenance expenses ...     14,669      5,456      (5,456)     14,669
                                         --------   --------    --------    --------
Income from operations ...............   $ 48,597   $   (674)   $  1,596    $ 49,519
                                         ========   ========    ========    ========

Commercial real estate property
 expenditures ........................   $ 31,465   $     --    $     --    $ 31,465
                                         ========   ========    ========    ========
Segment assets at September 30, 1999 .   $556,171   $     --    $     --    $556,171
                                         ========   ========    ========    ========


                                          Retail
                                        Properties     FWM     Other (1)     Total
                                        ----------     ---     ---------     -----
Three months ended September 30, 2000:
Revenues .............................   $ 23,893   $  1,150    $   (870)   $ 24,173
Operating and maintenance expenses ...      5,297      1,501    $  1,501       5,297
                                         --------   --------    --------    --------
Income (loss) from operations ........   $ 18,596   $   (351)   $    631    $ 18,876
                                         ========   ========    ========    ========
Commercial real estate property
 expenditures ........................   $  5,548   $     --    $     --    $  5,548
                                         ========   ========    ========    ========

Three months ended September 30, 1999:
Revenues .............................   $ 21,332   $  1,406    $ (1,116)   $ 21,622
Operating and maintenance expenses ...      4,676      1,850      (1,850)      4,676
                                         --------   --------    --------    --------
Income from operations ...............   $ 16,656   $   (444)   $    734    $ 16,946
                                         ========   ========    ========    ========

Commercial real estate property
 expenditures ........................   $ 13,456   $     --    $     --    $ 13,456
                                         ========   ========    ========    ========

         The following table reconciles income from operations for reportable segments to net income as reported in the Consolidated Statements of Operations.


                                                  Three months ended       Nine months ended
                                                      September 30,          September 30,
                                                 --------------------    ---------------------
                                                    2000        1999        2000        1999
                                                    ----        ----        ----        ----
Income from operations for reportable segments   $ 18,876    $ 16,946    $ 55,304    $ 49,519
General and administrative expenses ..........     (1,093)     (1,004)     (3,426)     (3,168)
Disposition and merger costs .................     (2,097)         --      (2,097)         --
Interest expense .............................     (5,980)     (4,864)    (17,765)    (16,066)
Depreciation and amortization ................     (4,694)     (4,288)    (14,094)    (12,781)
Income allocated to minority interest ........     (1,040)     (1,512)     (4,467)     (4,091)
Distributions to Preferred Stockholders ......     (1,230)     (1,658)     (3,958)     (4,480)
Loss from Management Company .................       (351)       (444)       (810)       (674)
Gain on sale of properties ...................         --          --         648          --
                                                 --------    --------    --------    --------
Income before extraordinary items ............   $  2,391    $  3,176    $  9,335    $  8,259
                                                 ========    ========    ========    ========

-------------
(1) Represents the adjustment for straight-lining of rents and reflecting the net income from FWM using the equity method of accounting.


11. Subsequent Events

         On October 13, 2000, the Board of Directors declared a distribution of $0.4875 and $0.6094 per share of Common Stock and Preferred Stock, respectively, to stockholders of record as of November 1, 2000, payable on November 15, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company appearing elsewhere in this Form 10-Q. Dollars are in thousands except per share data.

         Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

         For the three months ended September 30, 2000, the net income allocated to common stockholders decreased by $785 or 24.7% from $3,176 to $2,391, when compared to the three months ended September 30, 1999, primarily due to disposition and merger costs, an increase in expenses, and an increase in the amount of income allocated to minority interests, offset by a net increase in revenues.

         Total revenues increased by $2,551 or 11.8% from $21,622 to $24,173, due primarily to the purchase of Newark Shopping Center in August 1999, Saratoga Shopping Center in October 1999, Woodmoor Shopping Center in November 1999, and Westmont Shopping Center, Cudahy Center, Racine Centre and Whitnall Square in December 1999 (collectively the "1999 Acquisitions") and Goshen Plaza in July 2000 (the "2000 Acquisition"). Total revenues increased by $1,673 due to the 1999 and 2000 Acquisitions. This increase in total revenues was due primarily to an increase in minimum rents of $1,254 and tenant reimbursements of $285. For properties owned for all of 1999 and 2000, total revenues increased by $788 (3.8%). This increase was primarily due to increases in minimum rents of $591 (3.8%) and tenant reimbursements of $282 (7.6%). The increases in total revenues were offset by a decrease of $396 due to the sale of properties during 1999 and 2000.

         Property operating and maintenance expense increased by $621 or 13.3% from $4,676 to $5,297. Operating and maintenance expenses increased by $429 due to the purchase of the 1999 and 2000 Acquisitions. For properties owned for all of 1999 and 2000 total operating and maintenance expense increased by $266 (5.9%) due to an overall increase in operating expenses. Operating and maintenance expenses decreased by $74 due to properties sold during 1999 and 2000. General and administrative expenses increased by $210 or 17.3%, from $1,004 to $1,215 due primarily to increases in write offs of abandoned project costs.

         For the three months ended September 30, 2000, the Company incurred $2,097 of disposition and merger costs related to the pending sale of the Company. There were no such costs in 1999.

         Interest expense increased by $1,116, or 22.9% from $4,864 to $5,980, due primarily to the associated increased line of credit borrowings and mortgage indebtedness associated with the 1999 Acquisitions. The weighted average debt outstanding increased from $264.9 million in 1999 to $306.0 million in 2000, and the weighted average interest rate increased from 7.4% to 7.8%.

         Depreciation and amortization expenses increased by $406 or 9.5% from $4,288 to $4,694 primarily due to the 1999 and 2000 Acquisitions.

         Income allocated to minority interests decreased by $472, or 31.2% , from $1,512 to $1,040 due to an decrease in net income, and decrease in the minority interests ownership of the Operating Partnership from 23.8% to 22.3%.

         Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

         For the nine months ended September 30, 2000, the net income allocated to common stockholders increased by $959 or 11.6% from $8,259 to $9,218 when compared to the nine months ended September 30, 1999, primarily due to disposition and merger costs, increases in revenues offset by an increase in expenses, and an increase in the amount of income allocated to minority interests.

         Total revenues increased by $7,933 or 12.4%, from $64,188 to $72,121, due primarily to the purchase of Newark Shopping Center in August 1999, Saratoga Shopping Center in October 1999, Woodmoor Shopping Center in November 1999, and Westmont Shopping Center, Cudahy Center, Racine Centre and Whitnall Square in December 1999 (collectively the "1999 Acquisitions") and Goshen Plaza in July 2000 (the "2000 Acquisition"). Total revenues increased by $5,521 due to the 1999 and 2000 Acquisitions. This increase in total revenues was due primarily to an increase in minimum rents of $3,938 and tenant reimbursements of $1,155. For properties owned for all of 1999 and 2000, total revenues increased by $2,371 (3.8%). This increase was primarily due to increases in minimum rents of $1,479 (3.2%) and tenant reimbursements of $1,301 (10.9%). The increases in total revenues were offset by a decrease of $1,167 due to the sale of properties during 1999.

         Property operating and maintenance expense increased by $2,148, or 14.6%, from $14,669 to $16,817. Operating and maintenance expenses increased by $1,484 due to the purchase of the 1999 and 2000 Acquisitions. For properties owned for all of 1999 and 2000 total operating and maintenance expense increased by $925 (6.5%) primarily due to an increase in snow removal expenses. Operating and maintenance expenses decreased by $261 due to properties sold during 1999. General and administrative expenses increased by $382 or 12.1%, from $3,167 to $3,549 due primarily to increases in payroll expenses and the write off of abandoned project costs.

         For the nine months ended September 30, 2000, the Company incurred $2,097 of disposition and merger costs related to the pending sale of the Company. There were no such costs in 1999.

         Interest expense increased by $1,699, or 10.6%, from $16,066 to $17,765, due primarily to the increase in borrowings under the Line of Credit, an increase in new and assumed mortgage indebtedness associated with the 1999 Acquisitions and an increase in borrowings from net refinancing proceeds, offset by a decrease in indebtedness due to the curtailment of mortgage debt. The weighted average debt outstanding increased from $276.8 million in 1999 to $304.5 million in 2000, and the weighted average interest rate increased from 7.7% to 7.8%.

         Depreciation and amortization expenses increased by $1,313 or 10.3% from $12,781 to $14,467 primarily due to the 1999 and 2000 Acquisitions.

         Income allocated to minority interests increased by $376, or 9.2%, from $4,091 to $4,467 due to an increase in net income and an increase in the minority interests ownership of the Operating Partnership from 24.3% to 25.2%.

Liquidity and Capital Resources

Indebtedness

         As of September 30, 2000, the Company had total mortgage indebtedness of approximately $309,748. The mortgage indebtedness is collateralized by 48 of the properties. Of the Company's indebtedness, $63,443 (20.5%) is variable rate indebtedness, and $246,305 (79.5%) is at a fixed rate. The effective interest rates of the indebtedness range from 6.4% to 9.1%, with a weighted average interest rate of 7.9%, and will mature between 2001 and 2014. Approximately 4.4% of the Company's indebtedness will become due during 2001, requiring balloon payments of $13,680. From 2001 through 2014, the Company will have to refinance an aggregate of $258,858. Since the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and the Company will likely not have sufficient funds on hand to repay such indebtedness, the Company will need to refinance such indebtedness through modification or extension of existing indebtedness, additional debt financing or through an additional offering of equity securities.

         The Company has a collateralized revolving Line of Credit of $100,000 with the First Union National Bank. This line is collateralized by thirteen properties (Brafferton Center, Bryans Road, Kamp Washington, Kenhorst Plaza, Newtown Square, Riverside Square, Shoppes of Graylyn, Spring Valley, Takoma Park, The Village, Watkins Park Plaza, Willston Center I, Woodmoor Shopping Center). The line matures on May 19, 2003 and loans under this line will bear interest at the 30-day LIBOR rate plus 1.35% or 1.50% depending on certain financial ratios. As of September 30, 2000, there was $48,000 outstanding under the Line of Credit. This line of credit replaces the UBS AG line of credit which was due to mature in January 2001. An extraordinary loss of $117 was recognized due to the early extinguishment of the UBS AG line of credit.

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

         The Company's operating results are affected by changes in interest rates on variable rate borrowings including the Company's Line of Credit facilities as well as other mortgages and notes with variable interest rates. If interest rates increased by 100 basis points, the Company's interest expense for the nine months ended September 30, 2000 would have increased by $434 based on balances during the nine months ending September 30, 2000. The following is a summary of the Company's long term debt as of September 30, 2000:


                   Expected Maturity Date of Balloon Payments
                                                                                                              Total    Fair Value
                                                                                                             Balloon  of Debt as of
                                           2000      2001        2002        2003       2004    Thereafter   Payments    9/30/00
                                           ----      ----        ----        ----       ----    ----------   --------    -------
FIXED RATE ...........................       --   $  7,237    $  9,031    $ 14,927          --   $167,567    $198,762   $236,938
     Average Interest Rate ...........       --        7.8%        7.0%        7.2%         --        7.8%

VARIABLE RATE

LIBOR-based(1):
     Potomac Plaza (LIBOR  plus 2.25%)                                                   2,418                  2,418      2,418
     Line of Credit (LIBOR
           plus 1.35%)(2) ............                                      48,000                             48,000     48,000
     Ashburn Farms (LIBOR
        plus 1.5%) ...................               6,443                                                      6,443      6,443
                                       --------   --------    --------    --------    --------   --------    --------   --------

Total LIBOR-based ....................       --      6,443          --      48,000       2,418         --      56,861     56,861
Tax-exempt:
     Mayfair Shopping
       Center (3) ....................                                                              3,235       3,235      3,235
                                       --------   --------    --------    --------    --------   --------    --------   --------

Total variable rate debt .............       --      6,443          --      48,000       2,418      3,235      60,096     60,096
                                       --------   --------    --------    --------    --------   --------    --------   --------

Total Debt ........................... $      0   $ 13,680    $  9,031    $ 62,927    $  2,418   $170,802    $258,858   $297,034
                                       ========   ========    ========    ========    ========   ========    ========   ========

---------------

(1)  At September 30, 2000 the LIBOR rate was 6.6%.
(2) This schedule assumes that the Line of Credit is repaid at the maturity date.
(3) The interest rate is determined weekly at the rate necessary to produce a bid in the process of remarketing the obligation equal to par plus accrued interest. The Company also pays a 1.5% letter of credit enhancement fee to Mellon Bank.


                                     Part II

OTHER INFORMATION

Item 2. Recent Sales of Unregistered Equity Securities

         None

Item 4. Submission of matters to a vote of security holders

         None

(a)  Exhibits

     27         Financial Data Schedule


(b)  Reports on Form 8-K.


         An interim report on Form 8-K was filed on September 28, 2000 announcing the sale of subtantially all of the Company's assets.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST WASHINGTON REALTY TRUST, INC.





Date: November 14, 2000               By:  /s/   James G. Blumenthal
                                           -------------------------------------
                                           James G. Blumenthal
                                           Executive Vice President and
                                           Chief Financial Officer